Form 10-Q
period 2011-03-31
Apple REIT Ten, Inc.
filed 2011-05-06
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 333-168971

Apple REIT Ten, Inc.
(Exact name of registrant as specified in its charter)

Virginia	27-3218228
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

          Number of registrant’s common shares outstanding as of May 1, 2011: 28,342,695

APPLE REIT TEN, INC.
FORM 10-Q
INDEX

This Form 10-Q includes references to certain trademarks or service marks. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. The Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott and SpringHill Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010

	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $214 and $-	$89,983	$—
Cash and cash equivalents	120,708	124
Due from third party managers	561	—
Other assets	600	868

Total Assets	$211,852	$992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Note payable	$—	$400
Accounts payable and accrued expenses	438	575

Total Liabilities	438	975

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 22,337,579 and 10 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 22,337,579 and 10 shares, respectively	215,642	—
Accumulated deficit	(2,421)	(31)
Cumulative distributions paid	(1,855)	—

Total Shareholders’ Equity	211,414	17

Total Liabilities and Shareholders’ Equity	$211,852	$992

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

Three Months Ended March 31, 2011

Revenues:
Room revenue	$749
Other revenue	144

Total revenue	893

Expenses:
Operating expense	234
Hotel administrative expense	54
Sales and marketing	75
Utilities	34
Repair and maintenance	22
Franchise fees	38
Management fees	27
Taxes, insurance and other	64
General and administrative	597
Acquisition related costs	2,020
Depreciation expense	214

Total expenses	3,379

Operating loss	(2,486)

Interest income, net	96

Net loss	$(2,390)

Basic and diluted net loss per common share	$(0.23)

Weighted average common shares outstanding - basic and diluted	10,380

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

Three Months Ended March 31, 2011

Cash flows from operating activities:
Net loss	$(2,390)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	214
Stock option expense	31
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(478)
Increase in other assets	(100)
Increase in accounts payable and accrued expenses	235

Net cash used in operating activities	(2,488)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(90,186)
Deposits and other disbursements for potential acquisitions	(500)

Net cash used in investing activities	(90,686)

Cash flows from financing activities:
Net proceeds related to issuance of Units	216,013
Distributions paid to common shareholders	(1,855)
Payments on note payable	(400)

Net cash provided by financing activities	213,758

Increase in cash and cash equivalents	120,584

Cash and cash equivalents, beginning of period	124

Cash and cash equivalents, end of period	$120,708

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its prospectus supplement No. 3 pursuant to Rule 424(b)(3) and filed with the Securities and Exchange Commission (File No. 333-168971) on March 17, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     Significant Accounting Policies

     Start Up Costs

          Start up costs are expensed as incurred.

     Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Offering Costs

          The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of March 31, 2011, the Company had sold 22.3 million Units for gross proceeds of $241.0 million and proceeds net of offering costs of $215.7 million.

     Earnings Per Common Share

          Basic earnings per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three months ended March 31, 2011. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

     Cash and Cash Equivalents

          Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

     Investments in Real Estate and Related Depreciation

          Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

          The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

          Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

          The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry information, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

     Federal Income Taxes

          The Company intends to elect to be taxed, and expects to qualify, as a REIT under Sections 856 to 860 of the Internal Revenue Code. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

          The Company has established Apple Ten Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS will lease all hotels from the Company and be subject to income tax at regular corporate rates on any income that it would earn.

     Revenue Recognition

          Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

     Comprehensive Income

          The Company recorded no comprehensive income other than net loss for the period ended March 31, 2011.

     Sales and Marketing Costs

          Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

3. Real Estate Investments

          The Company acquired four hotels during the first three months of 2011. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Denver, CO	Hilton Garden Inn	Stonebridge	$58,500	221	3/4/2011
Winston-Salem, NC	Hampton Inn & Suites	McKibbon	11,000	94	3/15/2011
Matthews, NC	Fairfield Inn & Suites	Newport	10,000	94	3/25/2011
Columbia, SC	TownePlace Suites	Newport	10,500	91	3/25/2011

Total			$90,000	500

          The purchase price for the hotels was funded by the Company’s on-going best-efforts offering of Units. The Company also used proceeds from its on-going best-efforts offering to pay approximately $2.0 million in acquisition related costs, including $1.8 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.2 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          No goodwill was recorded in connection with any of the acquisitions.

          At March 31, 2011, the Company’s investment in real estate consisted of the following (in thousands):

Land	$8,674
Building and Improvements	77,448
Furniture, Fixtures and Equipment	4,075

90,197
Less Accumulated Depreciation	(214)

Investment in real estate, net	$89,983

          As of March 31, 2011, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $43.4 million. Of these three hotels, two are under construction and should be completed within the next 12 months. Closing on these two hotels is expected upon completion of construction. The existing hotel is expected to close within the next nine months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
South Bend, IN	Fairfield Inn & Suites	119	$300	$17,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	100	13,908

		346	$500	$43,408

(a)	This hotel is currently operational and assuming all conditions to closing are met should close within nine months from March 31, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 12 months from March 31, 2011.

          As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statement of cash flows. It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

          On February 4, 2011, the Company entered into a purchase contract for the potential acquisition of a Fairfield Inn & Suites hotel in Wytheville, Virginia. On February 25, 2011, this contract was terminated. The gross purchase price for the 80 room hotel was $7.3 million. In connection with the termination of this contract, the initial deposit of $100,000 was repaid to the Company.

4. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $1.8 million since inception. All of this amount was incurred in the three months ended March 31, 2011, and is included in acquisition related costs in the Company’s consolidated statement of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $28,000 for the three months ended March 31, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $349,000 for the three months ended March 31, 2011. The expenses reimbursed are approximately $149,000 for costs reimbursed under the contract with ASRG and approximately $200,000 of costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

          The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Nine Advisors, Inc. (“A9A”). A6A, A7A, A8A and A9A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

          During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a Home2 Suites by Hilton (currently under construction) located in Charleston, South Carolina for a total purchase price of $13.9 million. ASRG entered into the assigned contract on November 5, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $100,000. There was no profit for ASRG in the assignment.

5. Stock Incentive Plan

          During January 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for the grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. A Compensation Committee (“Committee”) was established to administer the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. During the three months ended March 31, 2011, the Company granted Options to purchase 22,000 Units under the Directors’ Plan and recorded approximately $31,000 in compensation expense.

6. Shareholders’ Equity

Best-efforts Offering

          The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and the Form S-11 was declared effective by the SEC on January 19, 2011. Each Unit consists of one common share and one Series A preferred share. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses totaling $90 million. The offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc., and all of the Units are being sold for the Company’s account.

          The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Stock

          The Company has authorized 480,000 shares of Series B convertible preferred stock. The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

          There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

          Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

          Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

          Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share

$200 million	1.83239
$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$1 billion	12.11423
$1.1 billion	13.31991
$1.2 billion	14.52559
$1.3 billion	15.73128
$1.4 billion	16.93696
$1.5 billion	18.14264
$1.6 billion	19.34832
$1.7 billion	20.55400
$1.8 billion	21.75968
$1.9 billion	22.96537
$2 billion	24.17104

          In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

          No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2011, if a triggering event had occurred, expense would have ranged from $0 to $9.7 million (assumes $11 per unit fair market value) and approximately 880,000 common shares would have been issued.

Distributions

          The Company’s annual distribution rate as of March 31, 2011 was $0.825 per common share. For the three months ended March 31, 2011, the Company made distributions of $0.1375 per common share for a total of $1.9 million.

7. Note Payable

          Prior to the commencement of the Company’s best-efforts offering, the Company obtained an unsecured note payable in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender was Bank of America. The note payable bore interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). The note was fully paid in January 2011 with net proceeds from the Company’s on-going best-efforts offering.

8. Management and Franchise Agreements

          Each of the Company’s four hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”) or Stonebridge Realty Advisors, Inc. (“Stonebridge”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the three months ended March 31, 2011 the Company incurred approximately $27,000 in management fee expense.

          McKibbon, Newport and Stonebridge are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 15 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 18 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the three months ended March 31, 2011 the Company incurred approximately $38,000 in franchise fees.

9. Pro Forma Information (Unaudited)

          The following unaudited pro forma information for the three months ended March 31, 2011, is presented as if the acquisitions of the Company’s four hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

Total revenues	$3,628
Net loss	(1,935)
Net loss per share - basic and diluted	$(0.14)

          The pro forma information reflects adjustments for actual revenues and expenses of the four hotels acquired during the three months ended March 31, 2011 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

10. Subsequent Events

          In April 2011, the Company declared and paid approximately $1.5 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During April 2011, the Company closed on the issuance of 6.0 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $66.1 million and proceeds net of selling and marketing costs of $59.5 million.

          Subsequent to March 31, 2011, the Company entered into a series of contracts for the potential purchase of 14 hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit

Davenport, IA	Hampton Inn & Suites	4/4/2011	103	$13,000	$100
Cedar Rapids, IA	Homewood Suites	4/4/2011	95	13,000	100
Cedar Rapids, IA	Hampton Inn & Suites	4/4/2011	103	13,000	100
Hoffman Estates, IL	Hilton Garden Inn	4/4/2011	184	10,000	100
Knoxville, TN	TownePlace Suites	4/12/2011	98	9,000	100	(a)
Knoxville, TN	SpringHill Suites	4/12/2011	103	14,500	100
Knoxville, TN	Homewood Suites	4/12/2011	103	15,000	100	(a)
Gainesville, FL	Hilton Garden Inn	4/12/2011	104	12,500	100
Fort Myers, FL	SpringHill Suites	4/12/2011	106	9,000	100	(b)
Richmond, VA	SpringHill Suites	4/12/2011	103	11,000	100
Pensacola, FL	TownePlace Suites	4/12/2011	98	11,500	100
Montgomery, AL	TownePlace Suites	4/12/2011	95	7,500	100	(b)
Mobile, AL	Hampton Inn & Suites	4/12/2011	101	13,000	100
Gainesville, FL	Homewood Suites	5/4/2011	103	14,550	100	(a)

			1,499	$166,550	$1,400

(a)

Purchase contracts for these hotels require the Company to assume approximately $32.0 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

(b)

The purchase contracts for the Fort Myers, FL SpringHill Suites and Montgomery, AL TownePlace Suites hotels were terminated on April 29, 2011. The Montgomery, AL TownePlace Suites contract would have required the Company to assume approximately $4.1 million in mortgage debt. In connection with the termination of these contracts, the initial deposits were repaid to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

          The Company is a Virginia corporation that intends to qualify as a REIT for federal income tax purposes. The Company, which owned four properties as of March 31, 2011 and has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31.

Hotels Owned

          The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the four hotels the Company owned as of March 31, 2011. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Denver, CO	Hilton Garden Inn	Stonebridge	$58,500	221	3/4/2011
Winston-Salem, NC	Hampton Inn & Suites	McKibbon	11,000	94	3/15/2011
Matthews, NC	Fairfield Inn & Suites	Newport	10,000	94	3/25/2011
Columbia, SC	TownePlace Suites	Newport	10,500	91	3/25/2011

Total			$90,000	500

          The purchase price for the hotels acquired was funded by the Company’s on-going best-efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $1.8 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

          No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

          Each of the Company’s four hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”) or Stonebridge Realty Advisors, Inc. (“Stonebridge”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the three months ended March 31, 2011 the Company incurred approximately $27,000 in management fee expense.

          McKibbon, Newport and Stonebridge are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 15 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 18 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the three months ended March 31, 2011 the Company incurred approximately $38,000 in franchise fees.

Results of Operations

          During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. During the remainder of the quarter, the Company purchased an additional three hotel properties. As a result, a comparison of 2011 operating results to prior year results is not meaningful. Hotel performance is impacted by many factors including local competition, and local and general economic conditions in the United States.

Revenues

          The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. Hotel operations included in the consolidated statement of operations are for the four hotels acquired through March 31, 2011 for their respective periods of ownership by the Company. For the three month period ended March 31, 2011, the Company had total revenue of approximately $893,000.

          For the period acquired through March 31, 2011, the hotels achieved combined average occupancy of approximately 66%, average daily rate (“ADR”) of $126 and revenue per available room (“RevPAR”) of $82. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

          For the three month period ended March 31, 2011, hotel operating expenses totaled approximately $484,000 or 54% of total revenue. Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

          Taxes, insurance, and other expense for the three months ended March 31, 2011 totaled approximately $64,000 or 7% of total revenue.

          General and administrative expense for the three months ended March 31, 2011 totaled approximately $597,000. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expense.

          Acquisition related costs for the three months ended March 31, 2011 were $2.0 million. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

          Depreciation expense for the three months ended March 31, 2011 totaled approximately $214,000. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          For the three month period ended March 31, 2011, the Company recognized interest income of approximately $97,000. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the three month period ended March 31, 2011 totaled approximately $1,100 and primarily represents interest expense incurred on the Company’s short-term financing under a note payable which was outstanding from August 20, 2010 to January 27, 2011.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $1.8 million since inception. All of this amount was incurred in the three months ended March 31, 2011, and is included in acquisition related costs in the Company’s consolidated statement of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $28,000 for the three months ended March 31, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $349,000 for the three months ended March 31, 2011. The expenses reimbursed are approximately $149,000 for costs reimbursed under the contract with ASRG and approximately $200,000 of costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

          The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Nine Advisors, Inc. (“A9A”). A6A, A7A, A8A and A9A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

          During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a Home2 Suites by Hilton (currently under construction) located in Charleston, South Carolina for a total purchase price of $13.9 million. ASRG entered into the assigned contract on November 5, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $100,000. There was no profit for ASRG in the assignment.

Series B Convertible Preferred Stock

          The Company has authorized 480,000 shares of Series B convertible preferred stock. The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

          There are no distributions payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

          Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

          Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

          Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share

$200 million	1.83239
$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$1 billion	12.11423
$1.1 billion	13.31991
$1.2 billion	14.52559
$1.3 billion	15.73128
$1.4 billion	16.93696
$1.5 billion	18.14264
$1.6 billion	19.34832
$1.7 billion	20.55400
$1.8 billion	21.75968
$1.9 billion	22.96537
$2 billion	24.17104

          In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

          No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2011, if a triggering event had occurred, expense would have ranged from $0 to $9.7 million (assumes $11 per unit fair market value) and approximately 880,000 common shares would have been issued.

Liquidity and Capital Resources

          The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The Company’s principal source of liquidity is cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors.

          The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including capital improvements and anticipated distributions to shareholders. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase income producing real estate.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2011 totaled approximately $1.9 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. For the same period, the Company’s cash used in operations was approximately $2.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, distributions paid through March 31, 2011 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since distributions to date have been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

          The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through March 31, 2011, an additional 12.8 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $125.7 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until January 19, 2013, unless the offer is extended, or terminated if all of the Units are sold before then. As of March 31, 2011, 159,913,513 Units remained unsold.

          Prior to the commencement of the Company’s on-going best-efforts offering, the Company obtained an unsecured note payable in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The note was fully paid during January 2011 with net proceeds from the Company’s on-going best-efforts offering.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition.

          As of March 31, 2011, the Company had cash and cash equivalents totaling $120.7 million, primarily resulting from the sale of Units through that date. The Company intends to use funds generated from its on-going best-efforts offering to invest in hotels and other income-producing real estate. As of March 31, 2011, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $43.4 million. Of these three hotels, two are under construction and should be completed within the next 12 months. Closing on these two hotels is expected upon completion of construction. The existing hotel is expected to close within the next nine months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
South Bend, IN	Fairfield Inn & Suites	119	$300	$17,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	100	13,908

		346	$500	$43,408

(a)	This hotel is currently operational and assuming all conditions to closing are met should close within nine months from March 31, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 12 months from March 31, 2011.

          It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

Impact of Inflation

          Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

          Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

          The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Subsequent Events

          In April 2011, the Company declared and paid approximately $1.5 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During April 2011, the Company closed on the issuance of 6.0 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $66.1 million and proceeds net of selling and marketing costs of $59.5 million.

          Subsequent to March 31, 2011, the Company entered into a series of contracts for the potential purchase of 14 hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit

Davenport, IA	Hampton Inn & Suites	4/4/2011	103	$13,000	$100
Cedar Rapids, IA	Homewood Suites	4/4/2011	95	13,000	100
Cedar Rapids, IA	Hampton Inn & Suites	4/4/2011	103	13,000	100
Hoffman Estates, IL	Hilton Garden Inn	4/4/2011	184	10,000	100
Knoxville, TN	TownePlace Suites	4/12/2011	98	9,000	100	(a)
Knoxville, TN	SpringHill Suites	4/12/2011	103	14,500	100
Knoxville, TN	Homewood Suites	4/12/2011	103	15,000	100	(a)
Gainesville, FL	Hilton Garden Inn	4/12/2011	104	12,500	100
Fort Myers, FL	SpringHill Suites	4/12/2011	106	9,000	100	(b)
Richmond, VA	SpringHill Suites	4/12/2011	103	11,000	100
Pensacola, FL	TownePlace Suites	4/12/2011	98	11,500	100
Montgomery, AL	TownePlace Suites	4/12/2011	95	7,500	100	(b)
Mobile, AL	Hampton Inn & Suites	4/12/2011	101	13,000	100
Gainesville, FL	Homewood Suites	5/4/2011	103	14,550	100	(a)

			1,499	$166,550	$1,400

(a)

Purchase contracts for these hotels require the Company to assume approximately $32.0 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

(b)

The purchase contracts for the Fort Myers, FL SpringHill Suites and Montgomery, AL TownePlace Suites hotels were terminated on April 29, 2011. The Montgomery, AL TownePlace Suites contract would have required the Company to assume approximately $4.1 million in mortgage debt. In connection with the termination of these contracts, the initial deposits were repaid to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2011, of $120.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.2 million, all other factors remaining the same.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2011. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	12,814	Units	$11 per Unit	140,951

Totals:	22,338	Units		240,951

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission			24,095
2.	Expenses of underwriters			—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4.	Fees and expenses of third parties			1,161

Total Expenses of Issuance and Distribution of Common Shares				25,256

Net Proceeds to the Company				$215,695

1.	Purchase of real estate (net of debt proceeds and repayment)			$90,186
2.	Deposits and other costs associated with potential real estate acquisitions			500
3.	Repayment of other indebtedness, including interest expense paid			404
4.	Investment and working capital			122,403
5.	Fees to the following (all affiliates of officers of the Company):
a.	Apple Ten Advisors, Inc.			402
b.	Apple Suites Realty Group, Inc.			1,800
6.	Fees and expenses of third parties			—
7.	Other			—

Total of Application of Net Proceeds to the Company				$215,695

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

1.1

Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

1.2

Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

3.1

Articles of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2

Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.1	Advisory Agreement between the Registrant and Apple Ten Advisors, Inc., as amended. (FILED HEREWITH)

10.2

Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.3	Apple REIT Ten, Inc. 2010 Non-Employee Directors Stock Option Plan. (FILED HEREWITH)

10.4	Purchase Contract dated as of February 1, 2011 between 5280 Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.5	Management Agreement dated as of March 4, 2011 between Stonebridge Realty Advisors, Inc. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.6	Franchise License Agreement dated as of March 4, 2011 between Hilton Garden Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.7	Hotel Lease Agreement effective as of March 4, 2011 between Apple Ten Hospitality Ownership, Inc. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.8	Purchase Contract dated as of February 4, 2011 between Yogi Hotel, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.9	Management Agreement dated as of March 15, 2011 between MHH Management, LLC and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.10	Franchise License Agreement dated as of March 15, 2011 between Hampton Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.11	Hotel Lease Agreement effective as of March 15, 2011 between Apple Ten North Carolina, L.P. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.12	Purchase Contract dated as of February 25, 2011 between Independence Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.13	Management Agreement dated as of March 25, 2011 between Newport Charlotte Management, LLC and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.14	Relicensing Franchise Agreement dated as of March 25, 2011 between Marriott International, Inc. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.15	Hotel Lease Agreement effective as of March 25, 2011 between Apple Ten North Carolina, L.P. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.16	Purchase Contract dated as of February 4, 2011 between Columbia East Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.17	Management Agreement dated as of March 25, 2011 between Newport Columbia Management, LLC and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.18	Relicensing Franchise Agreement dated as of March 25, 2011 between Marriott International, Inc. and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.19	Hotel Lease Agreement effective as of March 25, 2011 between Apple Ten Business Trust and Apple Ten Hospitality Management, Inc. (FILED HEREWITH)

10.20	Purchase Contract dated as of February 4, 2011 between Onslow Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.21	Purchase Contract dated as of February 4, 2011 between Krishna Hotel, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.22	Purchase Contract dated as of November 5, 2010 between The Generation Companies, LLC and Apple Suites Realty Group, Inc. (FILED HEREWITH)

10.23	Assignment of Contract dated as of February 8, 2011 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.24	Purchase Contract dated as of March 1, 2011 between KRG/White LS Hotel, LLC and Kite Realty/White Hotel LS Operators, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.25	Purchase Contract dated as of April 4, 2011 between Collins Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.26	Purchase Contract dated as of April 4, 2011 between Five Seasons Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.27	Purchase Contract dated as of April 4, 2011 between Sajni, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.28	Purchase Contract dated as of April 4, 2011 between Windy City Lodging, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.29	Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Knoxville, Tennessee #3, L.P. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.30	Purchase Contract dated as of April 12, 2011 between MHG-TC, #2, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.31	Purchase Contract dated as of April 12, 2011 between MHG-TC, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.32	Purchase Contract dated as of April 12, 2011 between MHG of Gainesville, Florida #3, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.33	Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Fort Myers, Florida #2, L.P. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.34	Purchase Contract dated as of April 12, 2011 between MHG of Richmond, Virginia, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.35	Purchase Contract dated as of April 12, 2011 between MHG of Pensacola, Florida, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.36	Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Montgomery, Alabama, L.P. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.37	Purchase Contract dated as of April 12, 2011 between MHG of Mobile, Alabama #5, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.38	Purchase Contract dated as of May 4, 2011 between McKibbon Hotel Group of Gainesville, Florida #2, LP and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2011

Glade M. Knight,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)