Form 10-Q
period 2011-06-30
Apple REIT Ten, Inc.
filed 2011-08-12
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 333-168971

Apple REIT Ten, Inc.
(Exact name of registrant as specified in its charter)

Virginia	27-3218228
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Number of registrant’s common shares outstanding as of August 1, 2011: 36,904,514

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $1,098 and $0	$186,522	$0
Cash and cash equivalents	142,838	124
Due from third party managers	1,857	0
Other assets	4,168	868

TOTAL ASSETS	$335,385	$992

LIABILITIES
Note payable	$0	$400
Accounts payable and accrued expenses	1,584	575

TOTAL LIABILITIES	1,584	975

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 35,412,798 and 10 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 35,412,798 and 10 shares, respectively	344,961	0
Accumulated deficit	(3,600)	(31)
Cumulative distributions paid	(7,608)	0

TOTAL SHAREHOLDERS’ EQUITY	333,801	17

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,385	$992

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues:
Room revenue	$5,962	$6,711
Other revenue	669	813

Total revenue	6,631	7,524

Expenses:
Operating expense	1,512	1,746
Hotel administrative expense	462	516
Sales and marketing	486	561
Utilities	225	259
Repair and maintenance	175	197
Franchise fees	300	338
Management fees	211	238
Taxes, insurance and other	401	465
General and administrative	777	1,374
Acquisition related costs	2,528	4,548
Depreciation expense	884	1,098

Total expenses	7,961	11,340

Operating loss	(1,330)	(3,816)

Interest income, net	151	247

Net loss	$(1,179)	$(3,569)

Basic and diluted net loss per common share	$(0.04)	$(0.18)

Weighted average common shares outstanding - basic and diluted	28,613	19,547

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

Six Months Ended June 30, 2011

Cash flows from operating activities:
Net loss	$(3,569)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,098
Stock option expense	51
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(1,771)
Increase in other assets	(52)
Increase in accounts payable and accrued expenses	696

Net cash used in operating activities	(3,547)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(188,458)
Deposits and other disbursements for potential acquisitions	(2,571)

Net cash used in investing activities	(191,029)

Cash flows from financing activities:
Net proceeds related to issuance of Units	345,298
Distributions paid to common shareholders	(7,608)
Payments on note payable	(400)

Net cash provided by financing activities	337,290

Increase in cash and cash equivalents	142,714

Cash and cash equivalents, beginning of period	124

Cash and cash equivalents, end of period	$142,838

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its prospectus supplement No. 3 pursuant to Rule 424(b)(3) and filed with the Securities and Exchange Commission (File No. 333-168971) on March 17, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

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

     Offering Costs

          The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of June 30, 2011, the Company had sold 35.4 million Units for gross proceeds of $384.8 million and proceeds net of offering costs of $345.0 million. Offering costs included $38.5 million in selling commissions and marketing expenses and $1.4 million in other offering costs.

     Earnings Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2011. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

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

          Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. Other than the lease discussed in Note 3, the Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

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

     Comprehensive Income

          The Company recorded no comprehensive income other than net loss for the periods reported.

     Sales and Marketing Costs

          Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

3. Real Estate Investments

          The Company acquired 12 hotels during the first six months of 2011. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000

Total					1,391	$188,500

          The purchase price for the hotels was funded by the Company’s on-going best-efforts offering of Units. The Company also used proceeds from its on-going best-efforts offering to pay approximately $4.5 million in acquisition related costs, including $3.8 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.7 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statement of operations for the six months ended June 30, 2011.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining lease term of 51 years. The lease was valued at below market rates and as a result the Company recorded an in-place favorable lease asset totaling $1.5 million which is included in other assets in the Company’s consolidated balance sheets. The amount is being amortized over the remaining lease term. As of June 30, 2011 the remaining minimum lease payments are $108,000.

          No goodwill was recorded in connection with any of the acquisitions.

          At June 30, 2011, the Company’s investment in real estate consisted of the following (in thousands):

Land	$15,652
Building and Improvements	162,552
Furniture, Fixtures and Equipment	8,732
Franchise fees	684

187,620
Less Accumulated Depreciation	(1,098)

Investment in real estate, net	$186,522

          As of June 30, 2011, the Company had outstanding contracts for the potential purchase of ten additional hotels for a total purchase price of $180.5 million. Of these ten hotels, two are under construction and should be completed by the end of 2011. Closing on these two hotels is expected upon completion of construction. The existing hotels are expected to close within the next six months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
South Bend, IN	Fairfield Inn & Suites	119	$800	$17,500
Knoxville, TN	Homewood Suites	103	100	15,000	(c)
Davenport, IA	Hampton Inn & Suites	103	100	13,000
Knoxville, TN	TownePlace Suites	98	100	9,000	(c)
Gainesville, FL	Homewood Suites	103	100	14,550	(c)
Skokie, IL	Hampton Inn & Suites	225	125	32,000	(c)
Des Plaines, IL	Hilton Garden Inn	251	125	38,000	(c)
Round Rock, TX	Homewood Suites	115	150	15,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	200	13,908	(d)

		1,344	$1,900	$180,458

(a)	These hotels are currently operational and assuming all conditions to closing are met should close within six months from June 30, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close by the end of 2011.

(c)	Purchase contracts for these hotels require the Company to assume approximately $72.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.
(d)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

          As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statement of cash flows. It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

          On February 4, 2011, the Company entered into a purchase contract for the potential acquisition of a Fairfield Inn & Suites hotel in Wytheville, Virginia. On February 25, 2011, this contract was terminated. The gross purchase price for the 80 room hotel was $7.3 million. In connection with the termination of this contract, the initial deposit of $100,000 was repaid to the Company.

          On April 12, 2011, the Company entered into purchase contracts for the potential acquisition of a SpringHill Suites hotel in Fort Myers, Florida and a TownePlace Suites hotel in Montgomery, Alabama. On April 29, 2011, these contracts were terminated. The gross purchase price for the two hotels totaled $16.5 million. In connection with the termination of these contracts, the initial deposits totaling $200,000 were repaid to the Company.

4. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $3.8 million since inception. Of this amount, $2.0 million was incurred during the three months ending June 30, 2011, and is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $105,000 for the six months ended June 30, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $698,000 for the six months ended June 30, 2011. The expenses reimbursed are approximately $350,000 for costs reimbursed under the contract with ASRG and approximately $348,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

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

5. Stock Incentive Plan

          During January 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for the grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. A Compensation Committee (“Committee”) was established to administer the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. As of June 30, 2011, the Company has granted Options to purchase approximately 36,000 Units under the Directors’ Plan and recorded approximately $51,000 in compensation expense.

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

           Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share

$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$ 1 billion	12.11423
$ 1.1 billion	13.31991
$ 1.2 billion	14.52559
$ 1.3 billion	15.73128
$ 1.4 billion	16.93696
$ 1.5 billion	18.14264
$ 1.6 billion	19.34832
$ 1.7 billion	20.55400
$ 1.8 billion	21.75968
$ 1.9 billion	22.96537
$ 2 billion	24.17104

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2011, if a triggering event had occurred, expense would have ranged from $0 to $16.9 million (assumes $11 per unit fair market value) and approximately 1.5 million common shares would have been issued.

Distributions

          The Company’s annual distribution rate as of June 30, 2011 was $0.825 per common share, payable monthly. For the three months ended June 30, 2011, the Company made distributions of $0.20625 per common share for a total of $5.8 million. For the six months ended June 30, 2011, the Company made distributions of $0.34375 per common share for a total of $7.6 million.

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

8. Management and Franchise Agreements

          Each of the Company’s 12 hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Schulte Hospitality Group, Inc. (“Schulte”) or Stonebridge Realty Advisors, Inc. (“Stonebridge”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the six months ended June 30, 2011 the Company incurred approximately $238,000 in management fee expense.

          McKibbon, Newport, Schulte and Stonebridge are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the six months ended June 30, 2011 the Company incurred approximately $338,000 in franchise fees.

9. Pro Forma Information (Unaudited)

          The following unaudited pro forma information for the six months ended June 30, 2011, is presented as if the acquisitions of the Company’s 12 hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Total revenues	$10,573	$19,414
Net income (loss)	1,812	(1,684)
Net income (loss) per share - basic and diluted	$0.06	$(0.07)

          The pro forma information reflects adjustments for actual revenues and expenses of the 12 hotels acquired during the six months ended June 30, 2011 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

10. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          On June 17, 2011, one shareholder of Apple REIT Nine, Inc. filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Nine, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against it and its officers and directors are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 28, 2011, a shareholder of the Company and Apple REIT Nine, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the offer and sale and administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

11. Subsequent Events

          In July 2011, the Company declared and paid approximately $2.4 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During July 2011, the Company closed on the issuance of 1.5 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $16.4 million and proceeds net of selling and marketing costs of $14.8 million.

          Subsequent to June 30, 2011, the Company closed on the purchase of two hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Rooms	Gross Purchase Price

Knoxville, TN	Homewood Suites	7/19/2011	103	$15,000	(a)
Davenport, IA	Hampton Inn & Suites	7/19/2011	103	13,000
Knoxville, TN	TownePlace Suites	8/9/2011	98	$9,000	(a)

			304	$37,000

(a)	The Company assumed approximately $18.9 million of mortgage debt associated with these hotels. The loans provide for monthly payments of principal and interest on an amortized basis.

          Subsequent to June 30, 2011, the Company entered into a series of contracts for the potential purchase of four hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit

Merrillville, IN	Hilton Garden Inn	7/11/2011	124	$14,825	$100
Mason, OH	Hilton Garden Inn	7/11/2011	110	14,825	100
Omaha, NE	Hilton Garden Inn	7/13/2011	178	29,200	100	(a)
Scottsdale, AZ	Hilton Garden Inn	7/13/2011	122	16,300	100	(b)

			534	$75,150	$400

(a)

Purchase contract for this hotel requires an increase to the purchase price at closing (up to $825,000) of the costs associated with the prepayment by the seller of an existing loan secured by this hotel.

(b)	Purchase contract for this hotel requires the Company to assume approximately $10.6 million in mortgage debt. This loan provides for monthly payments of principal and interest on an amortized basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

          Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 12 properties as of June 30, 2011 and has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          On June 17, 2011, one shareholder of Apple REIT Nine, Inc. filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Nine, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and

Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against it and its officers and directors are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 28, 2011, a shareholder of the Company and Apple REIT Nine, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the offer and sale and administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

Hotels Owned

          The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 12 hotels the Company owned as of June 30, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000

Total					1,391	$188,500

The purchase price for the hotels acquired was funded by the Company’s on-going best-efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $3.8 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

          No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

          Each of the Company’s 12 hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Schulte Hospitality Group, Inc. (“Schulte”) or Stonebridge Realty Advisors, Inc. (“Stonebridge”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the six months ended June 30, 2011 the Company incurred approximately $238,000 in management fee expense.

          McKibbon, Newport, Schulte and Stonebridge are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the six months ended June 30, 2011 the Company incurred approximately $338,000 in franchise fees.

Results of Operations

          During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel and has purchased an additional 11 hotel properties through June 30, 2011. As a result, a comparison of 2011 operating results to prior year results is not meaningful. Hotel performance is impacted by many factors including local competition, and local and general economic conditions in the United States.

Revenues

          The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three and six months ended June 30, 2011, the Company had total revenue of approximately $6.6 million and $7.5 million. This revenue reflects hotel operations for the 12 hotels acquired through June 30, 2011 for their respective periods of ownership by the Company. For the three months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 76%, average daily rate (“ADR”) of $114 and revenue per available room (“RevPAR”) of $87. For the six months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 75%, average daily rate (“ADR”) of $116 and revenue per available room (“RevPAR”) of $86. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

          Hotel operating expenses relate to the 12 hotels acquired through June 30, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2011, hotel operating expenses totaled approximately $3.4 million or 51% of total revenue. For the six months ended June 30, 2011, hotel operating expenses totaled approximately $3.9 million or 51% of total revenue.

          Taxes, insurance, and other expense for the three months ended June 30, 2011 totaled approximately $401,000 or 6% of total revenue. Taxes, insurance, and other expense for the six months ended June 30, 2011 totaled approximately $465,000 or 6% of total revenue.

          General and administrative expense for the three and six months ended June 30, 2011 totaled approximately $777,000 and $1.4 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expense. The Company has incurred approximately $55,000 in legal costs in 2011. A significant portion of this is due to the legal and related matters discussed above and the Company anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Acquisition related costs for the three and six months ended June 30, 2011 were approximately $2.5 million and $4.5 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

          Depreciation expense for the three and six months ended June 30, 2011 totaled approximately $884,000 and $1.1 million. Depreciation expense represents depreciation expense of the Company’s 12 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

          For the three and six months ended June 30, 2011, the Company recognized interest income of approximately $151,000 and $248,000. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the six months ended June 30, 2011 totaled approximately $1,100 and primarily represents interest expense incurred on the Company’s short-term financing under a note payable which was outstanding from August 20, 2010 to January 27, 2011. The Company did not incur any interest expense during the three months ended June 30, 2011.

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

          The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including capital improvements and anticipated distributions to shareholders. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, cash on hand and assumed secured debt to purchase income producing real estate.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2011 totaled approximately $7.6 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. For the same period, the Company’s cash used in operations was approximately $3.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, distributions paid through June 30, 2011 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since distributions to date have been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

           The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through June 30, 2011, an additional 25.9 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $255 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until January 19, 2013, unless the offer is extended, or terminated if all of the Units are sold before then. As of June 30, 2011, 146,838,294 Units remained unsold.

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

          As of June 30, 2011, the Company had cash and cash equivalents totaling $142.8 million, primarily resulting from the sale of Units through that date. The Company intends to use funds generated from its ongoing best-efforts offering to invest in hotels and other income-producing real estate. As of June 30, 2011, the Company had outstanding contracts for the potential purchase of ten additional hotels for a total purchase price of $180.5 million. Of these ten hotels, two are under construction and should be completed by the end of 2011. Closing on these two hotels is expected upon completion of construction. The existing hotels are expected to close within the next six months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
South Bend, IN	Fairfield Inn & Suites	119	$800	$17,500
Knoxville, TN	Homewood Suites	103	100	15,000	(c)
Davenport, IA	Hampton Inn & Suites	103	100	13,000
Knoxville, TN	TownePlace Suites	98	100	9,000	(c)
Gainesville, FL	Homewood Suites	103	100	14,550	(c)
Skokie, IL	Hampton Inn & Suites	225	125	32,000	(c)
Des Plaines, IL	Hilton Garden Inn	251	125	38,000	(c)
Round Rock, TX	Homewood Suites	115	150	15,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	200	13,908	(d)

		1,344	$1,900	$180,458

(a)	These hotels are currently operational and assuming all conditions to closing are met should close within six months from June 30, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close by the end of 2011.

(c)	Purchase contracts for these hotels require the Company to assume approximately $72.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.
(d)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

          It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $3.8 million since inception. Of this amount, $2.0 million was incurred during the three months ending June 30, 2011, and is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $105,000 for the six months ended June 30, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $698,000 for the three months ended June 30, 2011. The expenses reimbursed are approximately $350,000 for costs reimbursed under the contract with ASRG and approximately $348,000 of costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

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

          Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share

$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$ 1 billion	12.11423

$1.1 billion	13.31991
$1.2 billion	14.52559
$1.3 billion	15.73128
$1.4 billion	16.93696
$1.5 billion	18.14264
$1.6 billion	19.34832
$1.7 billion	20.55400
$1.8 billion	21.75968
$1.9 billion	22.96537
$ 2 billion	24.17104

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2011, if a triggering event had occurred, expense would have ranged from $0 to $16.9 million (assumes $11 per unit fair market value) and approximately 1.5 million common shares would have been issued.

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

Subsequent Events

          In July 2011, the Company declared and paid approximately $2.4 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During July 2011, the Company closed on the issuance of 1.5 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $16.4 million and proceeds net of selling and marketing costs of $14.8 million.

          Subsequent to June 30, 2011, the Company closed on the purchase of two hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Rooms	Gross Purchase Price

Knoxville, TN	Homewood Suites	7/19/2011	103	$15,000	(a)
Davenport, IA	Hampton Inn & Suites	7/19/2011	103	13,000
Knoxville, TN	TownePlace Suites	8/9/2011	98	$9,000	(a)

			304	$37,000

(a)	The Company assumed approximately $18.9 million of mortgage debt associated with these hotels. The loans provide for monthly payments of principal and interest on an amortized basis.

          Subsequent to June 30, 2011, the Company entered into a series of contracts for the potential purchase of four hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit

Merrillville, IN	Hilton Garden Inn	7/11/2011	124	$14,825	$100
Mason, OH	Hilton Garden Inn	7/11/2011	110	14,825	100
Omaha, NE	Hilton Garden Inn	7/13/2011	178	29,200	100	(a)
Scottsdale, AZ	Hilton Garden Inn	7/13/2011	122	16,300	100	(b)

			534	$75,150	$400

(a)

Purchase contract for this hotel requires an increase to the purchase price at closing (up to $825,000) of the costs associated with the prepayment by the seller of an existing loan secured by this hotel.

(b)	Purchase contract for this hotel requires the Company to assume approximately $10.6 million in mortgage debt. This loan provides for monthly payments of principal and interest on an amortized basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at June 30, 2011, of $142.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.4 million, all other factors remaining the same.

Item 4.	Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          On June 17, 2011, one shareholder of Apple REIT Nine, Inc. filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Nine, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against it and its officers and directors are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

          On June 28, 2011, a shareholder of the Company and Apple REIT Nine, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Nine, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Nine, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Nine, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Nine, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the

Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

Item 1A. Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in its Prospectus and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s Prospectus or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from “Risk Factors” previously disclosed in our Form S-11 Registration Statement, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

          The Company is subject to securities class action lawsuits and governmental regulatory oversight, which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

          As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to three securities class action lawsuits and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuits and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

          The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of June 30, 2011. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	25,889	Units	$11 per Unit	284,779

Totals:	35,413	Units		384,779

Expenses of Issuance and Distribution of Units
1.		Underwriting discounts and commission	38,478
2.		Expenses of underwriters	—
3.		Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.		Fees and expenses of third parties	1,321

Total Expenses of Issuance and Distribution of Common Shares			39,799

Net Proceeds to the Company			$344,980

1.		Purchase of real estate (net of debt proceeds and repayment)	$188,458
2.		Deposits and other costs associated with potential real estate acquisitions	2,571
3.		Repayment of other indebtedness, including interest expense paid	404
4.		Investment and working capital	148,949
5.		Fees to the following (all affiliates of officers of the Company):
	a.	Apple Ten Advisors, Inc.	828
	b.	Apple Suites Realty Group, Inc.	3,770
6.		Fees and expenses of third parties	—
7.		Other	—

Total of Application of Net Proceeds to the Company			$344,980

Item 6.	Exhibits

Exhibit Number	Description of Documents

1.1

Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

1.2

Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

3.1

Articles of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2

Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.1

Advisory Agreement between the Registrant and Apple Ten Advisors, Inc., as amended. (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.2

Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.3

Apple REIT Ten, Inc. 2010 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.4

Purchase Contract dated as of February 1, 2011 between 5280 Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.5

Management Agreement dated as of March 4, 2011 between Stonebridge Realty Advisors, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.6

Franchise License Agreement dated as of March 4, 2011 between Hilton Garden Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.6 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.7

Hotel Lease Agreement effective as of March 4, 2011 between Apple Ten Hospitality Ownership, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.7 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.8	Purchase Contract dated as of February 4, 2011 between Yogi Hotel, Inc. and Apple Ten

Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.8 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.9

Management Agreement dated as of March 15, 2011 between MHH Management, LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.10

Franchise License Agreement dated as of March 15, 2011 between Hampton Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.10 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.11

Hotel Lease Agreement effective as of March 15, 2011 between Apple Ten North Carolina, L.P. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.11 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.12

Purchase Contract dated as of February 25, 2011 between Independence Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.13

Management Agreement dated as of March 25, 2011 between Newport Charlotte Management, LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.13 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.14

Relicensing Franchise Agreement dated as of March 25, 2011 between Marriott International, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.14 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.15

Hotel Lease Agreement effective as of March 25, 2011 between Apple Ten North Carolina, L.P. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.15 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.16

Purchase Contract dated as of February 4, 2011 between Columbia East Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.16 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.17

Management Agreement dated as of March 25, 2011 between Newport Columbia Management, LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.17 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.18

Relicensing Franchise Agreement dated as of March 25, 2011 between Marriott International, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.19

Hotel Lease Agreement effective as of March 25, 2011 between Apple Ten Business Trust and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.20

Purchase Contract dated as of February 4, 2011 between Onslow Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.20 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.21	Purchase Contract dated as of February 4, 2011 between Krishna Hotel, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.21 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.22

Purchase Contract dated as of November 5, 2010 between The Generation Companies, LLC and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.22 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.23

Assignment of Contract dated as of February 8, 2011 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.23 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.24

Purchase Contract dated as of March 1, 2011 between KRG/White LS Hotel, LLC and Kite Realty/White Hotel LS Operators, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.25

Purchase Contract dated as of April 4, 2011 between Collins Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.25 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.26

Purchase Contract dated as of April 4, 2011 between Five Seasons Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.27

Purchase Contract dated as of April 4, 2011 between Sajni, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.28

Purchase Contract dated as of April 4, 2011 between Windy City Lodging, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.28 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.29

Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Knoxville, Tennessee #3, L.P. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.29 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.30

Purchase Contract dated as of April 12, 2011 between MHG-TC, #2, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.31

Purchase Contract dated as of April 12, 2011 between MHG-TC, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.31 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.32

Purchase Contract dated as of April 12, 2011 between MHG of Gainesville, Florida #3, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.32 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.33

Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Fort Myers, Florida #2, L.P. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.33 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.34	Purchase Contract dated as of April 12, 2011 between MHG of Richmond, Virginia, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.35

Purchase Contract dated as of April 12, 2011 between MHG of Pensacola, Florida, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.36

Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Montgomery, Alabama, L.P. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.37

Purchase Contract dated as of April 12, 2011 between MHG of Mobile, Alabama #5, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.38

Purchase Contract dated as of May 4, 2011 between McKibbon Hotel Group of Gainesville, Florida #2, LP and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.39	Purchase Contract dated as of May 27, 2011 between Chicago North Shore Lodging Associates, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.40	Purchase Contract dated as of May 27, 2011 between Chicago River Road Lodging Associates, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.41	Purchase Contract dated as of May 27, 2011 between VHRMR Round Rock, LTD. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.42	Purchase Contract dated as of July 11, 2011 between Ascent Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.43	Purchase Contract dated as of July 11, 2011 between SASI, LLC, and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.44	Purchase Contract dated as of July 13, 2011 between Omaha Downtown Lodging Investors II, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.45	Purchase Contract dated as of July 13, 2011 between Scottsdale Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXternsible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 12, 2011

Glade M. Knight,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 12, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)