Form 10-Q
period 2011-09-30
Apple REIT Ten, Inc.
filed 2011-11-10
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 333-168971

Apple REIT Ten, Inc.
(Exact name of registrant as specified in its charter)

Virginia	27-3218228
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

          Number of registrant’s common shares outstanding as of November 1, 2011: 40,645,649

APPLE REIT TEN, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations – Three and nine months ended September 30, 2011 and the period from August 13, 2010 (initial capitalization) through September 30, 2010	4

	Consolidated Statement of Cash Flows – Nine months ended September 30, 2011 and the period from August 13, 2010 (initial capitalization) through September 30, 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

Signatures		36

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott and SpringHill Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $2,959 and $0	$318,504	$0
Cash and cash equivalents	77,875	124
Due from third party managers	2,681	0
Other assets	9,237	868

TOTAL ASSETS	$408,297	$992

LIABILITIES
Notes payable	$40,165	$400
Accounts payable and accrued expenses	3,595	575

TOTAL LIABILITIES	43,760	975

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 39,349,617 and 10 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 39,349,617 and 10 shares, respectively	383,766	0
Accumulated deficit	(4,073)	(31)
Cumulative distributions paid	(15,204)	0

TOTAL SHAREHOLDERS’ EQUITY	364,537	17

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,297	$992

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	For the period from August 13, 2010 (initial capitalization) through September 30, 2010

Revenues:
Room revenue	$13,246	$19,957	$0
Other revenue	1,141	1,954	0

Total revenue	14,387	21,911	0

Expenses:
Operating expense	3,317	5,063	0
Hotel administrative expense	1,098	1,614	0
Sales and marketing	1,091	1,652	0
Utilities	554	813	0
Repair and maintenance	416	613	0
Franchise fees	640	978	0
Management fees	454	692	0
Taxes, insurance and other	776	1,241	0
General and administrative	942	2,316	6
Acquisition related costs	3,605	8,153	0
Depreciation expense	1,861	2,959	0

Total expenses	14,754	26,094	6

Operating loss	(367)	(4,183)	(6)

Interest income (expense), net	(106)	141	(1)

Net loss	$(473)	$(4,042)	$(7)

Basic and diluted net loss per common share	$(0.01)	$(0.16)	$(663.90)

Weighted average common shares outstanding - basic and diluted	37,005	25,430	0

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2011	For the period from August 13, 2010 (initial capitalization) through September 30, 2010

Cash flows from operating activities:
Net loss	$(4,042)	$(7)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,959	0
Amortization of deferred financing costs and fair value adjustments	(18)	0
Stock option expense	58	0
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(2,708)	0
Increase in other assets	(91)	0
Increase in accounts payable and accrued expenses	1,141	5

Net cash used in operating activities	(2,701)	(2)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(285,004)	0
Deposits and other disbursements for potential acquisitions	(2,312)	0
Capital improvements	(95)	0
Increase in capital improvement reserves	(12)	0

Net cash used in investing activities	(287,423)	0

Cash flows from financing activities:
Net proceeds related to issuance of Units	384,067	(279)
Distributions paid to common shareholders	(15,204)	0
Payments on notes payable	(90)	0
Deferred financing costs	(498)	0
Proceeds from (payments on) line of credit	(400)	400

Net cash provided by financing activities	367,875	121

Increase in cash and cash equivalents	77,751	119

Cash and cash equivalents, beginning of period	124	48

Cash and cash equivalents, end of period	$77,875	$167

Non-cash transactions:
Notes payable assumed in acquisitions	$39,729	$0

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its prospectus supplement No. 3 pursuant to Rule 424(b)(3) and filed with the Securities and Exchange Commission (File No. 333-168971) on March 17, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     Offering Costs

          The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of September 30, 2011, the Company had sold 39.3 million Units for gross proceeds of $428.1 million and proceeds net of offering costs of $383.7 million.

Offering costs included $42.8 million in selling commissions and marketing expenses and $1.6 million in other offering costs.

     Earnings Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2011 or for the period from August 13, 2010 (initial capitalization) through December 31, 2010. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

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

          The Company has established Apple Ten Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS leases all hotels from the Company and is subject to income tax at regular corporate rates on any income that it would earn.

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

3. Real Estate Investments

          The Company acquired 19 hotels during the first nine months of 2011. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Acquired Date	Rooms	Gross Purchase Price

Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825

Total					2,358	$323,168

          The purchase price for these properties, net of debt assumed, was funded by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $39.7 million of debt during the first nine months of 2011, in connection with the acquisition of the Homewood Suites and TownePlace Suites hotels in Knoxville, Tennessee as well as the Hilton Garden Inn hotel in Des Plaines, Illinois. The Company also used proceeds from its on-going best-efforts offering to pay approximately $8.2 million in acquisition related costs, including $6.5 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $1.7 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statement of operations for the nine months ended September 30, 2011.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining lease term of 51 years. The lease was valued at below market rates and as a result the Company recorded an in-place favorable lease asset totaling $1.5 million which is included in other assets in the Company’s consolidated balance sheets. The amount is being amortized over the remaining lease term. As of September 30, 2011 the remaining minimum lease payments are $107,000.

          No goodwill was recorded in connection with any of the acquisitions.

          At September 30, 2011, the Company’s investment in real estate consisted of the following (in thousands):

Land	$25,288
Building and Improvements	279,667
Furniture, Fixtures and Equipment	15,255
Franchise fees	1,253

321,463
Less Accumulated Depreciation	(2,959)

Investment in real estate, net	$318,504

          As of September 30, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $121.8 million. Of these seven hotels, two are under construction and should be completed by the end of 2011 or early 2012. Closing on these two hotels is expected upon completion of construction. The existing hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
Scottsdale, AZ	Hilton Garden Inn	122	$200	$16,300	(c)
South Bend, IN	Fairfield Inn & Suites	119	800	17,500
Gainesville, FL	Homewood Suites	103	100	14,550	(c)
Skokie, IL	Hampton Inn & Suites	225	125	32,000	(c)
Round Rock, TX	Homewood Suites	115	300	15,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	200	13,908	(d)

		911	$1,825	$121,758

(a)	These hotels are currently operational and assuming all conditions to closing are met should close within three months from September 30, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close by the end of 2011 or early 2012.

(c)	Purchase contracts for these hotels require the Company to assume approximately $43.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.
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

4. Notes Payable

          Upon acquisition of the properties, the Company assumed approximately $39.7 million of debt secured by first mortgage notes on the Homewood Suites and TownePlace Suites hotels in Knoxville, Tennessee as well as the Hilton Garden Inn hotel in Des Plaines, Illinois. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of September 30, 2011 and December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of September 30, 2011	Outstanding balance as of December 31, 2010

Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,472	$—
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,359	—
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,807	—

					$39,729	$39,638	$—

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

          A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest method. The effective interest rates on the applicable debt obligations assumed ranged from 4.7% to 6.5% at the date of assumption. The total adjustment to interest expense was a decrease of $25,000 for both the three month and nine month periods ended September 30, 2011. The unamortized balance of the fair value adjustment was approximately $527,000 at September 30, 2011.

          The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of September 30, 2011, the carrying value and estimated fair value of the Company’s debt was $40.2 million and $40.5 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

5. Related Parties

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

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $6.5 million since inception, all of which was incurred in 2011. Of this amount, $2.7 million was incurred during the three months ending September 30, 2011, and is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $206,000 for the nine months ended September 30, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $1.0 million for the nine months ended September 30, 2011. The expenses reimbursed are approximately $500,000 for costs reimbursed under the contract with ASRG and approximately $500,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

          The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), ASRG and Apple Six Realty Group, Inc. (“A6RG”). A6A, A7A, A8A and A9A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6RG provides brokerage services for AR6. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The staff utilized by the Company receives its direction and management for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG) each of which is wholly owned by Glade M. Knight. Since the employees of AR6 may also perform services for the advisors, individuals, including executive officers, have received and may receive payments directly from the advisors. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

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

          The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed below. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

6. Stock Incentive Plan

          During January 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for the grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. A Compensation Committee (“Committee”) was established to administer the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. As of September 30, 2011, the Company has granted Options to purchase approximately 42,000 Units under the Directors’ Plan and recorded approximately $58,000 in compensation expense.

7. Shareholders’ Equity

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2011, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value) and approximately 2.3 million common shares would have been issued.

Distributions

          The Company’s annual distribution rate as of September 30, 2011 was $0.825 per common share, payable monthly. For the three months ended September 30, 2011, the Company made distributions of $0.20625 per common share for a total of $7.6 million. For the nine months ended September 30, 2011, the Company made distributions of $0.55 per common share for a total of $15.2 million.

8. Management and Franchise Agreements

          Each of the Company’s 19 hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”) or White Lodging Services Corporation (“White”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the nine months ended September 30, 2011 the Company incurred approximately $692,000 in management fee expense.

          McKibbon, Newport, Raymond, Schulte, Stonebridge and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the nine months ended September 30, 2011 the Company incurred approximately $978,000 in franchise fees.

9. Pro Forma Information (Unaudited)

          The following unaudited pro forma information for the nine months ended September 30, 2011, is presented as if the acquisitions of the Company’s 19 hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Total revenues	$21,093	$56,943
Net income	4,644	1,605
Net income per share - basic and diluted	$0.13	$0.05

          The pro forma information reflects adjustments for actual revenues and expenses of the 19 hotels acquired during the nine months ended September 30, 2011 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

10. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          The Company is currently engaged in three ongoing putative class action lawsuits brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, one of the complaints was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          Also, in May 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the offer and sale and administration of the Units. The Company intends to cooperate with regulatory or governmental inquiries.

11. Subsequent Events

          In October 2011, the Company declared and paid approximately $2.7 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During October 2011, the Company closed on the issuance of 1.3 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $14.3 million and proceeds net of selling and marketing costs of $12.8 million.

          Subsequent to September 30, 2011, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Rooms	Gross Purchase Price

Round Rock, TX	Homewood Suites	10/3/2011	115	$15,500
Scottsdale, AZ	Hilton Garden Inn	10/3/2011	122	16,300	(a)
South Bend, IN	Fairfield Inn & Suites	11/1/2011	119	17,500
Charleston, SC	Home2 Suites	11/10/2011	122	13,908

			478	$63,208

(a)	The Company assumed approximately $10.6 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

          Subsequent to September 30, 2011, the Company entered into a series of contracts for the potential purchase of six hotels, all of which are under construction. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit

Oceanside, CA	Courtyard	10/28/2011	142	$30,500	$200
Dallas, TX	Hilton Garden Inn	11/1/2011	165	27,300	50
Grapevine, TX	Courtyard	11/1/2011	180	(a)	(a)
Grapevine, TX	TownePlace Suites	11/1/2011	120	(a)	(a)
Huntsville, AL	Home2 Suites	11/1/2011	77	(b)	(b)
Huntsville, AL	Hampton Inn & Suites	11/1/2011	98	(b)	(b)

			782	$120,087	$303

(a)

The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000.

(b)	The Home2 Suites and Hampton Inn & Suites hotels in Huntsville, AL are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500.

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

Overview

          Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 19 properties as of September 30, 2011 and has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          The Company is currently engaged in three ongoing putative class action lawsuits brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, one of the complaints was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          Also, in May 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the offer and sale and administration of the Units. The Company intends to cooperate with regulatory or governmental inquiries.

Hotels Owned

          The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 19 hotels the Company owned as of September 30, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825

Total					2,358	$323,168

          The purchase price for the hotels acquired (net of debt assumed) was funded by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $39.7 of debt secured by three of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of September 30, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of September 30, 2011

Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,472
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,359
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,807

					$39,729	$39,638

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $6.5 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

          No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

          Each of the Company’s 19 hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”) or White Lodging Services Corporation (“White”). The agreements provide for initial terms of 5-10 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the nine months ended September 30, 2011 the Company incurred approximately $692,000 in management fee expense.

          McKibbon, Newport, Raymond, Schulte, Stonebridge and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 18 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the nine months ended September 30, 2011 the Company incurred approximately $978,000 in franchise fees.

Results of Operations

          During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel and has purchased an additional 18 hotel properties through September 30, 2011. As a result, a comparison of 2011 operating results to prior year results is not meaningful. Hotel performance is impacted by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel. Performance of the hotels as compared to other hotels in their respective local markets in general has met the Company’s expectations for the period owned.

Revenues

          The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three and nine months ended September 30, 2011, the Company had total revenue of approximately $14.4 million and $21.9 million. This revenue reflects hotel operations for the 19 hotels acquired through September 30, 2011 for their respective periods of ownership by the Company. For the three months ended September 30, 2011, the hotels achieved combined average occupancy of approximately 75%, average daily rate (“ADR”) of $110 and revenue per available room (“RevPAR”) of $83. For the nine months ended September 30, 2011, the hotels achieved combined average occupancy of approximately 75%, ADR of $112 and RevPAR of $84. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

          Hotel operating expenses relate to the 19 hotels acquired through September 30, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2011, hotel operating expenses totaled approximately $7.6 million or 53% of total revenue. For the nine months ended September 30, 2011, hotel operating expenses totaled approximately $11.4 million or 52% of total revenue.

          Taxes, insurance, and other expense for the three months ended September 30, 2011 totaled approximately $776,000 or 5% of total revenue. Taxes, insurance, and other expense for the nine months ended September 30, 2011 totaled approximately $1.2 million or 6% of total revenue.

          General and administrative expense for the three and nine months ended September 30, 2011 totaled approximately $942,000 and $2.3 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expense. The Company has incurred approximately $300,000 in legal costs in 2011. A significant portion of this is due to the legal and related matters discussed above and the Company anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Acquisition related costs for the three and nine months ended September 30, 2011 were approximately $3.6 million and $8.2 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

          Depreciation expense for the three and nine months ended September 30, 2011 totaled approximately $1.9 and $3.0 million. Depreciation expense represents depreciation expense of the Company’s 19 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

          For the three and nine months ended September 30, 2011, the Company recognized interest income of approximately $118,000 and $366,000. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense during the three and nine months ended September 30, 2011 totaled approximately $224,000 and $225,000 and primarily represents interest expense incurred from debt assumed with the acquisition of three of the Company’s hotels.

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

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first nine months of 2011 totaled approximately $15.2 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. For the same period, the Company’s cash used in operations was approximately $2.7 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, distributions paid through September 30, 2011 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since distributions to date have been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

          The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through September 30, 2011, an additional 29.8 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $294 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until January 19, 2013, unless the offer is extended, or terminated if all of the Units are sold before then. As of September 30, 2011, 142,901,475 Units remained unsold.

          Prior to the commencement of the Company’s on-going best-efforts offering, the Company obtained an unsecured note payable in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The note was fully paid during January 2011 with net proceeds from the Company’s on-going best-efforts offering.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2011, the Company held approximately $3.5 million in reserve for capital expenditures.

          As of September 30, 2011, the Company had cash and cash equivalents totaling $77.9 million, primarily resulting from the sale of Units through that date. The Company intends to use funds generated from its on-going best-efforts offering to invest in hotels and other income-producing real estate. As of September 30, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $121.8 million and the assumption of approximately $43.0 million in mortgage debt. Of these seven hotels, two are under construction and should be completed by the end of 2011 or early 2012. Closing on these two hotels is expected upon completion of construction. The existing hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
Scottsdale, AZ	Hilton Garden Inn	122	$200	$16,300	(c)
South Bend, IN	Fairfield Inn & Suites	119	800	17,500
Gainesville, FL	Homewood Suites	103	100	14,550	(c)
Skokie, IL	Hampton Inn & Suites	225	125	32,000	(c)
Round Rock, TX	Homewood Suites	115	300	15,500

Under Construction (b)
Jacksonville, NC	Home2 Suites	105	100	12,000
Charleston, SC	Home2 Suites	122	200	13,908	(d)

		911	$1,825	$121,758

(a)	These hotels are currently operational and assuming all conditions to closing are met should close within three months from September 30, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close by the end of 2011 or early 2012.

(c)	Purchase contracts for these hotels require the Company to assume approximately $43.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.
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

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $6.5 million since inception, all of which was incurred in 2011. Of this amount, $2.7 million was incurred during the three months ending September 30, 2011, and is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $206,000 for the nine months ended September 30, 2011.

          In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A10A or ASRG approximately $1.0 million for the nine months ended September 30, 2011. The expenses reimbursed are approximately $500,000 for costs reimbursed under the contract with ASRG and approximately $500,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6.

          The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), ASRG and Apple Six Realty Group, Inc. (“A6RG”). A6A, A7A, A8A and A9A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A6RG provides brokerage services for AR6. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The staff utilized by the Company receives its direction and management for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG) each of which is wholly owned by Glade M. Knight. Since the employees of AR6 may also perform services for the advisors, individuals, including executive officers, have received and may receive payments directly from the advisors. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

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

          The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed above. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2011, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value) and approximately 2.3 million common shares would have been issued.

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

Subsequent Events

          In October 2011, the Company declared and paid approximately $2.7 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share.

          During October 2011, the Company closed on the issuance of 1.3 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $14.3 million and proceeds net of selling and marketing costs of $12.8 million.

          Subsequent to September 30, 2011, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Rooms	Gross Purchase Price

Round Rock, TX	Homewood Suites	10/3/2011	115	$15,500
Scottsdale, AZ	Hilton Garden Inn	10/3/2011	122	16,300	(a)
South Bend, IN	Fairfield Inn & Suites	11/1/2011	119	17,500
Charleston, SC	Home2 Suites	11/10/2011	122	13,908

			478	$63,208

(a)	The Company assumed approximately $10.6 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

          Subsequent to September 30, 2011, the Company entered into a series of contracts for the potential purchase of six hotels, all of which are under construction. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price		Initial Refundable Deposit

Oceanside, CA	Courtyard	10/28/2011	142	$30,500		$200
Dallas, TX	Hilton Garden Inn	11/1/2011	165	27,300		50
Grapevine, TX	Courtyard	11/1/2011	180	(a	)	(a	)
Grapevine, TX	TownePlace Suites	11/1/2011	120	(a	)	(a	)
Huntsville, AL	Home2 Suites	11/1/2011	77	(b	)	(b	)
Huntsville, AL	Hampton Inn & Suites	11/1/2011	98	(b	)	(b	)

			782	$120,087		$303

(a)

The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000.

(b)	The Home2 Suites and Hampton Inn & Suites hotels in Huntsville, AL are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at September 30, 2011, of $77.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $779,000, all other factors remaining the same.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company.

          The Company is currently engaged in three ongoing putative class action lawsuits brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, one of the complaints was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Eight, Inc. and Apple REIT Nine, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

          The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of September 30, 2011. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	29,826	Units	$11 per Unit	328,084

Totals:	39,350	Units		428,084

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission	42,808
2.	Expenses of underwriters	—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.	Fees and expenses of third parties	1,526

Total Expenses of Issuance and Distribution of Common Shares		44,334

Net Proceeds to the Company		$383,750

1.	Purchase of real estate (net of debt proceeds and repayment)	$285,004
2.	Deposits and other costs associated with potential real estate acquisitions	2,312
3.	Repayment of other indebtedness, including interest expense paid	669
4.	Investment and working capital	89,096
5.	Fees to the following (all affiliates of officers of the Company):
a.	Apple Ten Advisors, Inc. (excludes reimbursed expenses)	206
b.	Apple Suites Realty Group, Inc. (excludes reimbursed expenses)	6,463
6.	Fees and expenses of third parties	—
7.	Other	—

Total of Application of Net Proceeds to the Company		$383,750

Item 6. Exhibits

Exhibit Number	Description of Documents

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

10.35

Purchase Contract dated as of April 12, 2011 between MHG of Pensacola, Florida, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.36

Purchase Contract dated as of April 12, 2011 between McKibbon Hotel Group of Montgomery, Alabama, L.P. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.37

Purchase Contract dated as of April 12, 2011 between MHG of Mobile, Alabama #5, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.38

Purchase Contract dated as of May 4, 2011 between McKibbon Hotel Group of Gainesville, Florida #2, LP and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.39

Purchase Contract dated as of May 27, 2011 between Chicago North Shore Lodging Associates, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.40

Purchase Contract dated as of May 27, 2011 between Chicago River Road Lodging Associates, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.41

Purchase Contract dated as of May 27, 2011 between VHRMR Round Rock, LTD. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.42

Purchase Contract dated as of July 11, 2011 between Ascent Hospitality, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.43

Purchase Contract dated as of July 11, 2011 between SASI, LLC, and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.44

Purchase Contract dated as of July 13, 2011 between Omaha Downtown Lodging Investors II, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.45

Purchase Contract dated as of July 13, 2011 between Scottsdale Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.46	Purchase Contract dated as of October 28, 2011 between Oceanside Seagate SPE, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.47	Purchase Contract dated as of November 1, 2011 between Dallas Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.48	Purchase Contract dated as of November 1, 2011 between Grapevine Equity Partners, LLC and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

10.49	Purchase Contract dated as of November 1, 2011 between Sunbelt – I2HA, LLC, et. al. and Apple Ten Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 10, 2011

Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 10, 2011

Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)