Form 10-K
period 2011-12-31
Apple REIT Ten, Inc.
filed 2012-03-13
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-168971

APPLE REIT TEN, INC.
(Exact name of registrant as specified in its charter)

Virginia (State of Organization)	27-3218228 (I.R.S. Employer Identification Number)

814 East Main Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Ten, Inc.’s common equity last sold, which was $11, on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $389,341,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2012 was 47,095,665.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 17, 2012.

APPLE REIT TEN, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott and SpringHill Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

The Company is a Virginia corporation that was formed in August 2010 to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its on-going best-efforts offering occurred on January 27, 2011 and the Company began operations on March 4, 2011 when it purchased its first hotel.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of LBAM Investor Group, L.L.C. (“LBA”), Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”) or White Lodging Services Corporation (“White”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitten.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing income producing real estate in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by, where cost effective, renovating existing properties, aggressively managing room rates, partnering with industry leaders in hotel management and franchising with hotels with leading brands, thereby improving revenue and operating performance of each property in their individual market. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and renovations, and strong asset management will improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2011, the Company owned 26 hotels, all of which were purchased in 2011. In addition, as of December 31, 2011, the Company had entered into contracts for the purchase of seven additional hotels for a total purchase price of approximately $116.1 million. Of these seven hotels, six are under construction and should be completed over the next 3 to 18 months from December 31, 2011. Closing on these six hotels is expected upon completion of construction. The existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.

Financing

The Company purchased 26 hotels in 2011. The total gross purchase price for these properties was approximately $458.2 million. The Company used the proceeds from its on-going best-efforts offering, in addition to assuming secured debt of $69.4 million to fund the purchase price.

The Company has five notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $69.1 million at December 31, 2011, maturity dates ranging from December 2015 to February 2017 and stated interest rates ranging from 5.45% to 6.30%. The Company’s cash balances at December 31, 2011 totaled $7.1 million. The Company’s principal sources of liquidity are cash on hand and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, cash on hand and assumed debt will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to qualify as a REIT and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering and cash on hand to purchase the hotels under contract if a closing occurs, however, it may use debt if necessary to complete the acquisitions. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should cash flow from operations not be adequate to meet this objective, the Company may use additional financing.

Hotel Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel.

During the remainder of 2011, the Company purchased an additional 25 hotel properties. These hotels are located in 15 states with an aggregate of 3,300 rooms and consisted of the following: eight Hilton Garden Inn hotels, five Hampton Inn & Suites hotels, three Fairfield Inn & Suites hotels, three Homewood Suites hotels, three TownePlace Suites hotels, two SpringHill Suites hotels, one Courtyard hotel and one Home2 Suites hotel.

Room revenues for these hotels totaled $37.9 million for the period owned in 2011, and the hotels achieved average occupancy of 69%, ADR of $110 and RevPAR of $76. These rates are comparable with industry and brand averages for the period owned by the Company. Hotel performance is impacted by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel. With continued modest improvement in the economy in the United States, the hotel industry and the Company anticipate revenue growth in the mid-single digits in 2012 as compared to 2011 for comparable properties. Performance of the hotels as compared to other hotels in their respective local markets in general has met the Company’s expectations for the period owned. The average Market Yield for these hotels in 2011 was 130. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 26 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: LBA, Marriott, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista, or White. The agreements provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2011 the Company incurred approximately $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2011 the Company incurred approximately $1.8 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2011, the Company’s capital improvements on existing hotels were approximately $1.7 million.

Employees

The Company does not have any employees. During 2011, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A10A which in turn utilizes employees from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Property Acquisitions

The Company acquired a total of 26 hotels during 2011, with its first hotel acquired in March 2011. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355

Total					3,300	$458,231

The purchase price for the hotels, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $69.4 million of debt secured by five of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and principal amount assumed associated with each note payable. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Acquisition Date	Maturity Date	Principal Assumed
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092

					$69,406

The Company also used the proceeds of its on-going best-efforts offering to pay approximately $9.2 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Potential Acquisitions

As of December 31, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $116.1 million. Of these seven hotels, six are under construction and should be completed over the next 3 to 18 months from December 31, 2011. Closing on these six hotels is expected upon completion of construction. The existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid		Gross Purchase Price
Operating(a)
Gainesville, FL	Homewood Suites	103	$100		$14,550	(c)
Under Construction(b)
Jacksonville, NC	Home2 Suites	105	100		12,000
Dallas, TX	Hilton Garden Inn	165	50		27,300
Grapevine, TX	Courtyard	180		(d)		(d)
Grapevine, TX	TownePlace Suites	120		(d)		(d)
Huntsville, AL	Home2 Suites(f)	77		(e)		(e)
Huntsville, AL	Hampton Inn & Suites(f)	98		(e)		(e)

		848	$303		$116,137

(a)	This hotel is currently operational and assuming all conditions to closing are met should close within three months from December 31, 2011.

(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 18 months from December 31, 2011.

(c)

The purchase contract for this hotel requires the Company to assume approximately $13.1 million in mortgage debt. The loan provides for monthly payments of principal and interest on an amortized basis.

(d)

The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(e)

The Home2 Suites and Hampton Inn & Suites hotels in Hunstville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(f)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

The Company intends to use the proceeds from the Company’s on-going best-efforts offering, cash on hand and assumed secured debt to purchase the hotels under contract if a closing occurs, however, it may use debt if necessary to complete the acquisitions.

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

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $9.2 million since inception, all of which was incurred in 2011 and is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $318,000 for the year ended December 31, 2011. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $1.4 million and $25,000 for the years ended December 31, 2011 and 2010. The expenses reimbursed were approximately $700,000 and $0, respectively, for costs reimbursed under the contract with ASRG and approximately $700,000 and $25,000, respectively, for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a Home2 Suites by Hilton under construction in Charleston, South Carolina for a total purchase price of $13.9 million. ASRG entered into the assigned contract on November 5, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $100,000. There was no profit for ASRG in the assignment. The Company purchased this hotel on November 10, 2011, the same day the hotel opened for business.

During the fourth quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, Sunbelt-FTH, LLC, which owned a Fairfield Inn & Suites by Marriott located in Tallahassee, Florida for a total purchase price of $9.4 million. The hotel is newly constructed and opened on December 15, 2011. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company closed on the purchase of the limited liability company on December 30, 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in 2011 were $216 thousand.

Item 1A. Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations. You should carefully consider, in addition to the other information contained in this report, the risks described below.

Hotel Operations

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce operating results and the value of properties that the Company owns. Additionally these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Environment in the Lodging Industry

The United States continues to be in a post-recessionary low-growth environment which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in both 2010 and 2011. Accordingly, the Company’s future financial results and growth could be harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact the Company’s future growth prospects and results of operations.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof), operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

Transferability of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Distributions to Shareholders

If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Acquisition of Real Estate

The Company’s financial condition depends in large part on the availability of opportunities to acquire income producing real estate at an advantageous purchase price. Due to the current economic environment throughout the United States this could be more difficult to achieve and could result in the Company earning interest rates on funds raised at money market rates for an extended period of time, resulting in lower than anticipated income.

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, the Company owned 26 hotels located in 15 states with an aggregate of 3,300 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	8	1,294
Hampton Inn & Suites	5	626
Homewood Suites	3	313
Fairfield Inn & Suites	3	310
TownePlace Suites	3	287
SpringHill Suites	2	206
Courtyard	1	142
Home2 Suites	1	122

	26	3,300

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land/Land Improvements(1)	Bldg./ FF&E/ Other	Bldg. Imp. & FF&E
Mobile	AL	Hampton Inn & Suites	$—	$—	$11,525	$66	$11,591	$(198)	2006	Jun-11	3 - 39 yrs.	101
Scottsdale	AZ	Hilton Garden Inn	10,558	2,089	14,291	—	16,380	(105)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	—	3,198	27,252	—	30,450	(144)	2011	Nov-11	3 - 39 yrs.	142
Denver	CO	Hilton Garden Inn	—	5,240	53,264	75	58,579	(1,334)	2007	Mar-11	3 - 39 yrs.	221
Gainesville	FL	Hilton Garden Inn	—	860	11,720	110	12,690	(223)	2007	Jun-11	3 - 39 yrs.	104
Pensacola	FL	TownePlace Suites	—	1,003	10,547	1	11,551	(189)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	—	1,098	8,267	—	9,365	(26)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	—	784	12,287	—	13,071	(241)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	—	868	12,197	—	13,065	(254)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	—	1,107	11,964	19	13,090	(179)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	20,749	2,757	33,200	605	36,562	(346)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	—	1,496	8,507	137	10,140	(162)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	19,092	2,176	29,945	—	32,121	(80)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	—	1,403	13,342	—	14,745	(156)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	—	1,100	16,450	—	17,550	(94)	2010	Nov-11	3 - 39 yrs.	119
Matthews	NC	Fairfield Inn & Suites	—	1,377	8,673	—	10,050	(265)	2010	Mar-11	3 - 39 yrs.	94
Winston-Salem	NC	Hampton Inn & Suites	—	1,440	9,610	—	11,050	(289)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hilton Garden Inn	—	1,397	28,655	8	30,060	(305)	2001	Sep-11	3 - 39 yrs.	178
Mason	OH	Hilton Garden Inn	—	1,183	13,722	—	14,905	(164)	2010	Sep-11	3 - 39 yrs.	110
Columbia	SC	TownePlace Suites	—	613	9,937	1	10,551	(262)	2009	Mar-11	3 - 39 yrs.	91
Charleston	SC	Home2 Suites	—	914	12,994	—	13,908	(84)	2011	Nov-11	3 - 39 yrs.	122
Knoxville	TN	Homewood Suites	11,428	1,069	14,948	17	16,034	(222)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	—	884	13,738	20	14,642	(244)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	7,306	700	8,081	3	8,784	(117)	2003	Aug-11	3 - 39 yrs.	98
Austin/Round Rock	TX	Homewood Suites	—	2,817	12,743	—	15,560	(125)	2010	Oct-11	3 - 39 yrs.	115
Richmond	VA	SpringHill Suites	—	1,088	9,963	—	11,051	(201)	2008	Jun-11	3 - 39 yrs.	103
Other			—	—	—	669	669	—				—

			$69,133	$38,661	$417,822	$1,731	$458,214	$(6,009)				3,300

(1)	Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.

Investment in real estate at December 31, 2011, consisted of the following (in thousands):

Land	$38,661
Building and Improvements	393,334
Furniture, Fixtures and Equipment	24,644
Franchise Fees	1,575

458,214
Less Accumulated Depreciation	(6,009)

Investment in Real Estate, net	$452,205

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc., to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both David Lerner Associates, Inc. and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through David Lerner Associates, Inc. as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with David Lerner Associates, Inc. or David Lerner; however, it does rely upon David Lerner Associates, Inc. for the offer and sale and administration of the

Company’s Units. The Apple REIT Companies take these allegations against David Lerner Associates, Inc. and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and was declared effective by the Securities and Exchange Commission on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses totaling $90 million. The offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2011 there were 43.5 million Units outstanding. The Company is currently selling shares to the public at a price of $11.00 per share through its on-going best-efforts offering. As of March 1, 2012 the Units were held by approximately 15,500 beneficial shareholders.

Unit Redemption Program

The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. If the total redemption requests exceed the authorized amount of redemptions, the Board of Directors may limit the amount of redemptions as it deems prudent. If requests exceed the authorized amount, redemptions will be made on a pro-rata basis. Redemptions will be made quarterly and the Company may use proceeds from its on-going best- efforts offering to redeem Units.

Series A Preferred Shares

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

Series B Convertible Preferred Shares

In August 2010, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A10A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions since the initial capitalization through December 31, 2011 totaled approximately $23.6 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	41,797	$11.00	614,815

Use of Proceeds

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of December 31, 2011. All amounts are in thousands except per Unit data.

Units Registered:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000
Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	33,978	Units	$11 per Unit	373,763

Totals:	43,502	Units		$473,763

Expenses of Issuance and Distribution of Units
1.	Underwriting discounts and commission		47,376
2.	Expenses of underwriters		—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company		—
4.	Fees and expenses of third parties		1,758

Total Expenses of Issuance and Distribution of Common Shares			49,134

Net Proceeds to the Company			$424,629

1.	Purchase of real estate (net of debt proceeds and repayment)		$391,836
2.	Deposits and other costs associated with potential real estate acquisitions		433
3.	Repayment of other indebtedness, including interest expense paid		1,390
4.	Investment and working capital		21,487
5.	Fees to the following (all affiliates of officers of the Company):
	a.	Apple Ten Advisors, Inc. (excludes reimbursed expenses)	318
	b.	Apple Suites Realty Group, Inc. (excludes reimbursed expenses)	9,165
6.	Fees and expenses of third parties		—
7.	Other		—

Total of Application of Net Proceeds to the Company			$424,629

Item 6. Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this

Annual Report on Form 10-K. During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on March 4, 2011 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010
Revenues:
Room revenue	$37,911	$—
Other revenue	4,180	—

Total revenue	42,091	—
Expenses:
Hotel operating expenses	23,737	—
Taxes, insurance and other	2,545	—
General and administrative	3,062	28
Acquisition related costs	11,265	—
Depreciation	6,009	—
Interest expense, net	607	3

Total expenses	47,225	31

Net loss	$(5,134)	$(31)

Per Share:
Net loss per common share	$(0.18)	$(3,083.50)
Distributions paid per common share	$0.76	$—
Weighted-average common shares outstanding—basic and diluted	29,333	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,079	$124
Investment in real estate, net	$452,205	$—
Total assets	$471,222	$992
Notes payable	$69,636	$400
Shareholders’ equity	$395,915	$17
Net book value per share	$9.10	$—

Other Data:
Cash Flow From (Used In):
Operating activities	$821	$(6)
Investing activities	$(393,640)	$—
Financing activities	$399,774	$82
Number of hotels owned at end of period	26	—
Average Daily Rate(ADR)(a)	$110	$—
Occupancy	69%	—
Revenue Per Available Room(RevPAR)(b)	$76	$—
Total rooms sold(c)	344,152	—
Total rooms available(d)	499,089	—

Modified Funds From Operations Calculation(e):
Net loss	$(5,134)	$(31)
Depreciation of real estate owned	6,009	—

Funds from operations	875	(31)
Acquisition related costs	11,265	—

Modified funds from operations	$12,140	$(31)

(a)	Total room revenue divided by number of rooms sold.

(b)	ADR multiplied by occupancy percentage.

(c)	Represents the number of room nights sold during the period.

(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(e)

Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified FFO (MFFO) excludes costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. Prior to the Company’s first hotel acquisition on March 4, 2011, the Company had no revenue, exclusive of interest income. As of December 31, 2011, the Company owned 26 hotels, all of which were purchased during 2011. Results of operations include only results from the date of ownership of the hotels.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner

Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc., to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both David Lerner Associates, Inc. and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through David Lerner Associates, Inc. as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with David Lerner Associates, Inc. or David Lerner; however, it does rely upon David Lerner Associates, Inc. for the offer and sale and administration of the Company’s Units. The Apple REIT Companies take these allegations against David Lerner Associates, Inc. and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

Hotels Owned

As noted above, the Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 26 hotels the Company owned as of December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	$15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355

Total					3,300	$458,231

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $69.4 million of debt secured by five of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and principal amount assumed associated with each note payable. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2011
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,428
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,306
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,749
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,558
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	19,092

					$69,406	$69,133

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $9.2 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 26 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: LBAM Investor Group, L.L.C. (“LBA”), Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), or White Lodging Services Corporation (“White”). The agreements provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2011 the Company incurred approximately $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2011 the Company incurred approximately $1.8 million in franchise fees.

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start- up costs and interest expense related to an unsecured line of credit. The Company’s first investor closing under its on-going best-efforts offering occurred on January 27, 2011 and the Company began operations on March 4, 2011 when it purchased its first hotel. During the remainder of 2011, the Company purchased an additional 25 hotel properties. As a result, a comparison of 2011 operating results to prior year results is not meaningful.

Hotel performance is impacted by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel. Performance of the hotels as compared to other hotels in their respective local markets in general has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield, which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses as described below.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the year ended December 31, 2011, the Company had total revenue of approximately $42.1 million. This revenue reflects hotel operations for the 26 hotels acquired through December 31, 2011 for their respective periods of ownership by the Company. For the period from acquisition through December 31, 2011, the hotels achieved combined average occupancy of approximately 69%, ADR of $110 and RevPAR of $76. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages for the period owned. The average Market Yield for these hotels in 2011 was 130. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. With continued modest improvement in the economy in the United States, the hotel industry and the Company anticipate revenue growth in the mid-single digits in 2012 as compared to 2011 for comparable properties.

Expenses

Hotel operating expenses relate to the 26 hotels acquired through December 31, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the year ended December 31, 2011, hotel operating expenses totaled approximately $23.7 million or 56% of total revenue. Nine of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that expense as a percentage of revenue for the properties owned at December 31, 2011 will decline as new properties establish themselves within their respective markets.

Taxes, insurance, and other expenses for the year ended December 31, 2011 were approximately $2.5 million or 6% of total revenue. For comparable hotels, taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. Also, for comparable hotels, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the year ended December 31, 2011 was approximately $3.1 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expense. The Company incurred approximately $0.5 million in legal costs in 2011 due to the legal and related matters discussed above. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2012.

Acquisition related costs for the year ended December 31, 2011 were approximately $11.3 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

Depreciation expense for the year ended December 31, 2011 was approximately $6.0 million. Depreciation expense represents expense of the Company’s 26 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

For the year ended December 31, 2011, the Company recognized interest income of approximately $0.4 million. Interest income represents earnings on excess cash invested in short term money market instruments. Interest expense for the year ended December 31, 2011 totaled approximately $1.0 million and primarily represents interest expense incurred from debt assumed with the acquisition of five of the Company’s hotels.

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

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $9.2 million since inception, all of which was incurred in 2011 and is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $318,000 for the year ended December 31, 2011. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $1.4 million and $25,000 for the years ended December 31, 2011 and 2010. The expenses reimbursed were approximately $700,000 and $0, respectively, for costs reimbursed under the contract with ASRG and approximately $700,000 and $25,000, respectively, for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a Home2 Suites by Hilton under construction in Charleston, South Carolina for a total purchase price of $13.9 million. ASRG entered into the assigned contract on November 5, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $100,000. There was no profit for ASRG in the assignment. The Company purchased this hotel on November 10, 2011, the same day the hotel opened for business.

During the fourth quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, Sunbelt-FTH, LLC, which owned a Fairfield Inn & Suites by Marriott located in Tallahassee, Florida for a total purchase price of $9.4 million. The hotel is newly constructed and opened on December 15, 2011. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company closed on the purchase of the limited liability company on December 30, 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in 2011 were $216 thousand.

Series B Convertible Preferred Stock

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

(2)	the termination or expiration without renewal of the advisory agreement with A10A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

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

In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2011, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value) and approximately 2.3 million common shares would have been issued.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2011:

(000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$116,137	$26,550	$89,587	$—	$—
Debt (including interest of $19.0 million)	88,128	5,453	10,906	62,074	9,695
Ground Leases	107	2	4	4	97

	$204,372	$32,005	$100,497	$62,078	$9,792

The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The Company’s principal sources of liquidity are cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors.

The Company anticipates that cash flow from operations, and cash on hand, will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to qualify as a REIT and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, cash on hand and assumed secured debt to purchase the hotels under contract if a closing occurs, however, it may use debt if necessary to complete the acquisitions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2011 totaled approximately $23.6 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. For the same period, the Company’s cash generated from operations was approximately $0.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, a portion of distributions paid through December 31, 2011 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions to date have been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through December 31, 2011, an additional 34.0 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $334.6 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then. As of December 31, 2011, 138,748,819 Units remained unsold.

The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. If the total redemption requests exceed the authorized amount of redemptions, the Board of Directors may limit the amount of redemptions as it deems prudent. If requests exceed the authorized amount, redemptions will be made on a pro-rata basis. Redemptions will be made quarterly and the Company may use proceeds from its on-going best- efforts offering to redeem Units.

Prior to the commencement of the Company’s on-going best-efforts offering, the Company obtained an unsecured note payable in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The note was fully paid during January 2011 with net proceeds from the Company’s on-going best-efforts offering.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2011, the Company held approximately $5.2 million in reserves for capital expenditures. During 2011, the Company spent approximately $1.7 million in capital expenditures and anticipates spending $12 million during 2012 on properties owned at December 31, 2011. The Company does not currently have any existing or planned projects for development.

As of December 31, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of approximately $116.1 million. Of these seven hotels, six are under construction and should be completed over the next 3 to 18 months from December 31, 2011. Closing on these six hotels is expected upon completion of construction. The existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Investment Policy

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

Capitalization Policy

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Subsequent Events

In January 2012, the Company declared and paid approximately $3.0 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share. The Company also closed on the issuance of approximately 1.7 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $18.7 million and proceeds net of selling and marketing costs of approximately $16.8 million.

In January 2012, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, which owns a TownePlace Suites by Marriott (under construction) in Nashville, Tennessee for a total purchase price of $9.8 million. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on January 31, 2012, the same day the hotel opened for business.

In January 2012, the Company closed on the purchase of a Homewood Suites located in Gainesville, Florida. The gross purchase price for this hotel, which contains 103 guest rooms, was $14.6 million. The Company assumed approximately $13.1 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

In February 2012, the Company declared and paid approximately $3.1 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share. The Company also closed on the issuance of approximately 1.9 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $20.8 million and proceeds net of selling and marketing costs of approximately $18.7 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at December 31, 2011, of $7.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $71,000, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2011. All dollar amounts are in thousands.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value
Maturities	$1,242	$1,332	$1,415	$7,862	$47,687	$9,595	$69,133	$69,429
Average interest rates	6.0%	6.0%	6.0%	6.1%	6.1%	6.1%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT TEN, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Ten, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Ten, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2011	2010
Assets
Investment in real estate, net of accumulated depreciation of $6,009 and $0	$452,205	$0
Cash and cash equivalents	7,079	124
Due from third party managers, net	1,241	0
Other assets, net	10,697	868

Total Assets	$471,222	$992

Liabilities
Notes payable	$69,636	$400
Accounts payable and accrued expenses	5,671	575

Total Liabilities	75,307	975
Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 43,502,273 and 10 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 43,502,273 and 10 shares, respectively	424,626	0
Accumulated deficit	(5,165)	(31)
Cumulative distributions paid	(23,594)	0

Total Shareholders’ Equity	395,915	17

Total Liabilities and Shareholders’ Equity	$471,222	$992

See notes to consolidated financial statements.
The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010
Revenues:
Room revenue	$37,911	$0
Other revenue	4,180	0

Total revenue	42,091	0
Expenses:
Operating expense	10,586	0
Hotel administrative expense	3,477	0
Sales and marketing	3,569	0
Utilities	1,592	0
Repair and maintenance	1,409	0
Franchise fees	1,839	0
Management fees	1,265	0
Taxes, insurance and other	2,545	0
General and administrative	3,062	28
Acquisition related costs	11,265	0
Depreciation expense	6,009	0

Total expenses	46,618	28

Operating loss	(4,527)	(28)
Interest expense, net	(607)	(3)

Net loss	$(5,134)	$(31)

Basic and diluted net loss per common share	$(0.18)	$(3,083.50)

Weighted average common shares outstanding—basic and diluted	29,333	0

See notes to consolidated financial statements.
The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Series B Convertible Preferred Stock		Accumulated Deficit	Cumulative Distributions Paid	Total
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization August 13, 2010	0	$0	480	$48	$0	$0	$48
Net loss	0	0	0	0	(31)	0	(31)

Balance at December 31, 2010	0	0	480	48	(31)	0	17
Net proceeds from the sale of common shares	43,502	424,568	0	0	0	0	424,568
Stock options granted	0	58	0	0	0	0	58
Net loss	0	0	0	0	(5,134)	0	(5,134)
Cash distributions declared and paid to shareholders ($0.76 per share)	0	0	0	0	0	(23,594)	(23,594)

Balance at December 31, 2011	43,502	$424,626	480	$48	$(5,165)	$(23,594)	$395,915

See accompanying notes to consolidated financial statements.
The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010
Cash flows from (used in) operating activities:
Net loss	$(5,134)	$(31)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	6,009	0
Amortization of deferred financing costs, fair value adjustments and other noncash expenses	52	0
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,425)	0
Increase in other assets, net	(45)	0
Increase in accounts payable and accrued expenses	1,364	25

Net cash provided by (used in) operating activities	821	(6)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(391,836)	0
Deposits and other disbursements for potential acquisitions	(433)	0
Capital improvements	(1,297)	0
Increase in capital improvement reserves	(74)	0

Net cash used in investing activities	(393,640)	0

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of Units	424,947	(318)
Distributions paid to common shareholders	(23,594)	0
Payments of notes payable	(273)	0
Deferred financing costs	(906)	0
Proceeds from (payments on) line of credit	(400)	400

Net cash provided by financing activities	399,774	82

Increase in cash and cash equivalents	6,955	76
Cash and cash equivalents, beginning of period	124	48

Cash and cash equivalents, end of period	$7,079	$124

Supplemental information:
Interest paid	$713	$3

Non-cash transactions:
Notes payable assumed in acquisitions	$69,406	$0

Other assets assumed in acquisitions	$4,065	$0

Other liabilities assumed in acquisitions	$4,136	$0

See notes to consolidated financial statements.
The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 10 to 21 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. Other than the lease discussed in Note 2, the Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of December 31, 2011, the Company had sold 43.5 million Units for gross proceeds of $473.8 million and proceeds net of offering costs of $424.6 million. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then. Offering costs included $47.4 million in selling commissions and marketing expenses and $1.8 million in other offering costs.

Comprehensive Income

The Company recorded no comprehensive income other than net loss for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the year ended December 31, 2011 or for the period from August 13, 2010 (initial capitalization) through December 31, 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and will elect to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation and acquisition related costs. Distributions in 2011 of $0.76 per share for tax purposes were 41% ordinary income and 59% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2011 and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $2 million as of December 31, 2011. The net operating loss carry forward will expire beginning in 2031. There are no material differences between the book and tax cost basis of the Company’s assets. As of

December 31, 2011 the tax years that remain subject to examination by major tax jurisdictions generally included 2010-2011.

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

Note 2

Investments in Real Estate

The Company’s investment in real estate at December 31, 2011, consisted of the following (in thousands):

Land	$38,661
Building and Improvements	393,334
Furniture, Fixtures and Equipment	24,644
Franchise Fees	1,575

458,214
Less Accumulated Depreciation	(6,009)

Investment in Real Estate, net	$452,205

Hotels Owned

As of December 31, 2011, the Company owned 26 hotels, located in 15 states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	8	1,294
Hampton Inn & Suites	5	626
Homewood Suites	3	313
Fairfield Inn & Suites	3	310
TownePlace Suites	3	287
SpringHill Suites	2	206
Courtyard	1	142
Home2 Suites	1	122

	26	3,300

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 26 hotels the Company owned as of December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	$13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355

Total					3,300	$458,231

The purchase price for these properties, net of debt assumed, was funded by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $69.4 million of debt secured by five of its hotel properties. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $11.3 million in acquisition related costs, including $9.2 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and approximately $2.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the year ended December 31, 2011.

In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining lease term of 51 years. The lease was valued at below market rates and as a result the Company recorded an in-place favorable lease asset totaling $1.5 million which is included in other assets, net in the Company’s consolidated balance sheets. The amount is being amortized over the remaining initial lease term and the unamortized balance totaled $1.5 million as of December 31, 2011.

No goodwill was recorded in connection with any of the acquisitions.

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

Note 3

Notes Payable

In conjunction with the acquisition of five hotel properties, the Company assumed approximately $69.4 million in debt secured by first mortgage notes on the applicable hotels. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2011
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,428
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,306
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,749
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,558
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	19,092

					$69,406	$69,133

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

2012	$1,242
2013	1,332
2014	1,415
2015	7,862
2016	47,687
Thereafter	9,595

69,133
Fair Value Adjustment of Assumed Debt	503

Total	$69,636

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 4.7% to 6.5% at the date of assumption. The total adjustment to interest expense was a decrease of $48,000 for the year ended December 31, 2011. The unamortized balance of the fair value adjustment was approximately $503,000 at December 31, 2011.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $69.6 million and $69.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $906,000. Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $42,000 for the year ended December 31, 2011.

The Company’s interest expense in 2011 is net of interest capitalized in conjunction with hotel renovations totaling approximately $40,000.

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

Note 4

Shareholders’ Equity

Best-efforts Offering

The Company is currently conducting an on-going best-efforts offering of Units. The Company registered its Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and the Form S-11 was declared effective by the Securities and Exchange Commission on January 19, 2011. Each Unit consists of one common share and one Series A preferred share. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses totaling $90 million. The offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then.

Series A Preferred Shares

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

(2)	the termination or expiration without renewal of the advisory agreement with A10A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

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

In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2011, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value) and approximately 2.3 million common shares would have been issued.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Unit Redemption Program

The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. If the total redemption requests exceed the authorized amount of redemptions, the Board of Directors may limit the amount of redemptions as it deems prudent. If requests exceed the authorized amount, redemptions will be made on a pro-rata basis. Redemptions will be made quarterly and the Company may use proceeds from its on-going best- efforts offering to redeem Units.

Distributions

The Company’s annual distribution rate as of December 31, 2011 was $0.825 per common share, payable monthly. The Company began making distributions in February 2011 and for the year ended December 31, 2011, the Company made distributions of $0.76 per common share for a total of $23.6 million.

Note 5

Stock Option Plan

During 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. The Company’s Compensation Committee (“Committee”) is responsible for administering the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors’ Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 656,612 based on the number of Units issued as of December 31, 2011.

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2011, the Company granted options, net of forfeitures, to purchase 41,797 Units under the Directors’ Plan and recorded approximately $58,000 in compensation expense. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2011 is summarized in the following table:

2011
Outstanding, beginning of year:	—
Granted	53,896
Exercised	—
Expired or canceled	12,099

Outstanding, end of year:	41,797

Exercisable, end of year:	41,797

The weighted-average exercise price:	$11.00

Note 6

Management and Franchise Agreements

Each of the Company’s 26 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: LBAM Investor Group, L.L.C. (“LBA”) (2), Marriott International (“Marriott”) (1), MHH Management, LLC (“McKibbon”) (8), Newport Hospitality Group, Inc. (“Newport”) (2), Raymond Management Company, Inc. (“Raymond”) (2), Schulte Hospitality Group, Inc. (“Schulte”) (6), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Vista Host, Inc. (“Vista”) (1), or White Lodging Services Corporation (“White”) (3). The agreements provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2011 the Company incurred approximately $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2011 the Company incurred approximately $1.8 million in franchise fees.

Note 7

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

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $9.2 million since inception, all of which was incurred in 2011 and is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $318,000 for the year ended December 31, 2011. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $1.4 million and $25,000 for the years ended December 31, 2011 and 2010. The expenses reimbursed were approximately $700,000 and $0, respectively, for costs reimbursed under the contract with ASRG and approximately $700,000 and $25,000, respectively, for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a Home2 Suites by Hilton under construction in Charleston, South Carolina for a total purchase price of $13.9 million. ASRG entered into the assigned contract on November 5, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $100,000. There was no profit for ASRG in the assignment. The Company purchased this hotel on November 10, 2011, the same day the hotel opened for business.

During the fourth quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, Sunbelt-FTH, LLC, which owned a Fairfield Inn & Suites by Marriott located in Tallahassee, Florida for a total purchase price of $9.4 million. The hotel is newly constructed and opened on December 15, 2011. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company closed on the purchase of the limited liability company on December 30, 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in 2011 were $216 thousand.

Note 8

Lease Commitments

In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining initial lease term of 51 years with no renewal options and is subject to an annual base rental payment with defined escalations over the life of the lease. The estimated minimum lease payments pertaining to this lease, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

2012	$2
2013	2
2014	2
2015	2
2016	2
Thereafter	97

Total	$107

In connection with the acquisition of the South Bend, Indiana Fairfield Inn & Suites hotel in November 2011, the land on which the hotel resides was conveyed to the Company with an indefinite term (“Vesting Deed”). Under the terms of the Vesting Deed, the Company is required to pay to the University of Notre Dame (“University”) an amount equal to 2% of the room revenues generated by the hotel through June 2012, and 3.25% of the hotel’s room revenues thereafter. The Vesting Deed also grants the University various rights related to the property, including the right to approve changes to the use of the property and approve potential purchasers of the property.

Note 9

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2011, is presented as if the acquisitions of the Company’s 26 hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

Total revenues	$94,214
Net income	2,871
Net income per share—basic and diluted	$0.08

The pro forma information reflects adjustments for actual revenues and expenses of the 26 hotels acquired during 2011 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

Note 10

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 11

Hotel Contract Commitments

As of December 31, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $116.1 million. Of these seven hotels, six are under construction and should be completed over the next 3 to 18 months from December 31, 2011. Closing on these six hotels is expected upon completion of construction. The existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid		Gross Purchase Price
Operating(a)
Gainesville, FL	Homewood Suites	103	$100		$14,550	(c)
Under Construction(b)
Jacksonville, NC	Home2 Suites	105	100		12,000
Dallas, TX	Hilton Garden Inn	165	50		27,300
Grapevine, TX	Courtyard	180		(d)		(d)
Grapevine, TX	TownePlace Suites	120		(d)		(d)
Huntsville, AL	Home2 Suites(f)	77		(e)		(e)
Huntsville, AL	Hampton Inn & Suites(f)	98		(e)		(e)

		848	$303		$116,137

(a)	This hotel is currently operational and assuming all conditions to closing are met should close within three months from December 31, 2011.

(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 18 months from December 31, 2011.

(c)

The purchase contract for this hotel requires the Company to assume approximately $13.1 million in mortgage debt. The loan provides for monthly payments of principal and interest on an amortized basis.

(d)

The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(e)

The Home2 Suites and Hampton Inn & Suites hotels in Hunstville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(f)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

Note 12

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc., to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both David Lerner Associates, Inc. and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through David Lerner Associates, Inc. as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with David Lerner Associates, Inc. or David Lerner; however, it does rely upon David Lerner Associates, Inc. for the offer and sale and administration of the Company’s Units. The Apple REIT Companies take these allegations against David Lerner Associates, Inc.

and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

Note 13

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the year ended December 31, 2011. Income per share for the four quarters in 2011 is non-additive in comparison to income per share for the year ended December 31, 2011 due to the timing and size of the Company’s Unit issuances.

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$893	$6,631	$14,387	$20,180
Net loss	$(2,390)	$(1,179)	$(473)	$(1,092)
Basic and diluted net income per common share	$(0.23)	$(0.04)	$(0.01)	$(0.03)
Distributions declared and paid per common share	$0.138	$0.206	$0.206	$0.206

Note 14

Subsequent Events

In January 2012, the Company declared and paid approximately $3.0 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share. The Company also closed on the issuance of approximately 1.7 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $18.7 million and proceeds net of selling and marketing costs of approximately $16.8 million.

In January 2012, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, which owns a TownePlace Suites by Marriott (under construction) in Nashville, Tennessee for a total purchase price of $9.8 million. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on January 31, 2012, the same day the hotel opened for business.

In January 2012, the Company closed on the purchase of a Homewood Suites located in Gainesville, Florida. The gross purchase price for this hotel, which contains 103 guest rooms, was $14.6 million. The Company assumed approximately $13.1 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

In February 2012, the Company declared and paid approximately $3.1 million in dividend distributions to its common shareholders, or $0.06875 per outstanding common share. The Company also closed on the issuance of approximately 1.9 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $20.8 million and proceeds net of selling and marketing costs of approximately $18.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Ten, Inc.

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the year ended December 31, 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Consolidated Statements of Cash Flows for the year ended December 31, 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report Available at www.sec.gov.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land/Land Improvements	Bldg./ FF&E/ Other	Bldg. Imp. & FF&E
Mobile	AL	Hampton Inn & Suites	$—	$—	$11,525	$66	$11,591	$(198)	2006	Jun-11	3 - 39 yrs.	101
Scottsdale	AZ	Hilton Garden Inn	10,558	2,089	14,291	—	16,380	(105)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	—	3,198	27,252	—	30,450	(144)	2011	Nov-11	3 - 39 yrs.	142
Denver	CO	Hilton Garden Inn	—	5,240	53,264	75	58,579	(1,334)	2007	Mar-11	3 - 39 yrs.	221
Gainesville	FL	Hilton Garden Inn	—	860	11,720	110	12,690	(223)	2007	Jun-11	3 - 39 yrs.	104
Pensacola	FL	TownePlace Suites	—	1,003	10,547	1	11,551	(189)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	—	1,098	8,267	—	9,365	(26)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	—	784	12,287	—	13,071	(241)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	—	868	12,197	—	13,065	(254)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	—	1,107	11,964	19	13,090	(179)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	20,749	2,757	33,200	605	36,562	(346)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	—	1,496	8,507	137	10,140	(162)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	19,092	2,176	29,945	—	32,121	(80)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	—	1,403	13,342	—	14,745	(156)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	—	1,100	16,450	—	17,550	(94)	2010	Nov-11	3 - 39 yrs.	119
Matthews	NC	Fairfield Inn & Suites	—	1,377	8,673	—	10,050	(265)	2010	Mar-11	3 - 39 yrs.	94
Winston-Salem	NC	Hampton Inn & Suites	—	1,440	9,610	—	11,050	(289)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hilton Garden Inn	—	1,397	28,655	8	30,060	(305)	2001	Sep-11	3 - 39 yrs.	178
Mason	OH	Hilton Garden Inn	—	1,183	13,722	—	14,905	(164)	2010	Sep-11	3 - 39 yrs.	110
Columbia	SC	TownePlace Suites	—	613	9,937	1	10,551	(262)	2009	Mar-11	3 - 39 yrs.	91
Charleston	SC	Home2 Suites	—	914	12,994	—	13,908	(84)	2011	Nov-11	3 - 39 yrs.	122
Knoxville	TN	Homewood Suites	11,428	1,069	14,948	17	16,034	(222)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	—	884	13,738	20	14,642	(244)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	7,306	700	8,081	3	8,784	(117)	2003	Aug-11	3 - 39 yrs.	98
Austin/Round Rock	TX	Homewood Suites	—	2,817	12,743	—	15,560	(125)	2010	Oct-11	3 - 39 yrs.	115
Richmond	VA	SpringHill Suites	—	1,088	9,963	—	11,051	(201)	2008	Jun-11	3 - 39 yrs.	103
Other			—	—	—	669	669	—				—

			$69,133	$38,661	$417,822	$1,731	$458,214	$(6,009)				3,300

	2011		2011
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$—	Balance as of January 1	$—
Acquisitions	456,483	Depreciation expense	(6,009)

Improvements	1,731

Balance at December 31	$458,214	Balance at December 31	$(6,009)

(1)	The aggregate cost of real estate for federal income tax purposes is approximately $470 million at December 31, 2011 (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT TEN, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2012
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 12, 2012
By:	/S/ DAVID J. ADAMS David J. Adams, Director	Date: March 12, 2012
By:	/S/ KENT W. COLTON Kent W. Colton, Director	Date: March 12, 2012
By:	/S/ R. GARNETT HALL, JR. R. Garnett Hall, Jr., Director	Date: March 12, 2012
By:	/S/ ANTHONY FRANCIS KEATING, III Anthony Francis Keating, III, Director	Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1

Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

1.2

Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

3.1

Articles of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2

Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.1

Advisory Agreement between the Registrant and Apple Ten Advisors, Inc., as amended. (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.2

Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.3

Apple REIT Ten, Inc. 2010 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)*

10.4

Purchase Contract dated as of February 1, 2011 between 5280 Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.5

Management Agreement dated as of March 4, 2011 between Stonebridge Realty Advisors, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.5 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.6

Franchise License Agreement dated as of March 4, 2011 between Hilton Garden Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.6 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.7

Hotel Lease Agreement effective as of March 4, 2011 between Apple Ten Hospitality Ownership, Inc. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.7 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.8

Purchase Contract dated as of February 4, 2011 between Yogi Hotel, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.8 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.9

Management Agreement dated as of March 15, 2011 between MHH Management, LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.10

Franchise License Agreement dated as of March 15, 2011 between Hampton Inns Franchise LLC and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.10 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.11

Hotel Lease Agreement effective as of March 15, 2011 between Apple Ten North Carolina, L.P. and Apple Ten Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.11 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

Exhibit Number	Description of Documents
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

Exhibit Number	Description of Documents
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

Exhibit Number	Description of Documents
10.43

Purchase Contract dated as of July 11, 2011 between SASI, LLC, and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.44

Purchase Contract dated as of July 13, 2011 between Omaha Downtown Lodging Investors II, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.45

Purchase Contract dated as of July 13, 2011 between Scottsdale Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.46

Purchase Contract dated as of October 28, 2011 between Oceanside Seagate SPE, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.47

Purchase Contract dated as of November 1, 2011 between Dallas Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.48

Purchase Contract dated as of November 1, 2011 between Grapevine Equity Partners, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.49

Purchase Contract dated as of November 1, 2011 between Sunbelt—I2HA, LLC, et. al. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.50

Purchase Contract dated as of July 8, 2010 between Sunbelt—FTH, LLC and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.50 to registrant’s Post-effective Amendment No. 4 to Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.51

Assignment of Contract dated as of December 8, 2011 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to registrant’s Post-effective Amendment No. 4 to Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.52

Purchase Contract dated as of July 8, 2010 between Sunbelt—TNT, LLC and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.52 to registrant’s Post-effective Amendment No. 4 to Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.53

Assignment of Contract dated as of January 11, 2012 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to registrant’s Post-effective Amendment No. 4 to Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

21.1	Subsidiaries of the Registrant (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Ten, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

*	Denotes Compensation Plan.