Form 10-Q
period 2012-03-31
Apple REIT Ten, Inc.
filed 2012-05-07
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-54651

Apple REIT Ten, Inc.
(Exact name of registrant as specified in its charter)

Virginia	27-3218228
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

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

Number of registrant’s common shares outstanding as of May 1, 2012: 50,326,160

Index

APPLE REIT TEN, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard ® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott and SpringHill Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $9,694 and $6,009, respectively	$475,044	$452,205
Cash and cash equivalents	38,200	7,079
Due from third party managers, net	4,773	1,241
Other assets, net	13,767	10,697
TOTAL ASSETS	$531,784	$471,222

LIABILITIES
Notes payable	$82,337	$69,636
Accounts payable and accrued expenses	5,178	5,671
TOTAL LIABILITIES	87,515	75,307

SHAREHOLDERS' EQUITY
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 49,151,529 and 43,502,273 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and issued and outstanding 49,151,529 and 43,502,273 shares, respectively	480,342	424,626
Accumulated deficit	(3,191)	(5,165)
Cumulative distributions paid	(32,930)	(23,594)
TOTAL SHAREHOLDERS' EQUITY	444,269	395,915

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$531,784	$471,222

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Room revenue	$22,537	$749
Other revenue	2,285	144
Total revenue	24,822	893

Expenses:
Operating expense	6,336	234
Hotel administrative expense	2,073	54
Sales and marketing	2,291	75
Utilities	973	34
Repair and maintenance	848	22
Franchise fees	1,007	38
Management fees	811	27
Taxes, insurance and other	1,987	64
General and administrative	1,093	597
Acquisition related costs	644	2,020
Depreciation expense	3,685	214
Total expenses	21,748	3,379

Operating income (loss)	3,074	(2,486)

Interest income (expense), net	(1,100)	96

Net income (loss)	$1,974	$(2,390)

Basic and diluted net income (loss) per common share	$0.04	$(0.23)
Weighted average common shares outstanding - basic and diluted	45,593	10,380

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from (used in) operating activities:
Net income (loss)	$1,974	$(2,390)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	3,685	214
Amortization of deferred financing costs, fair value adjustments and other noncash expenses	28	31
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,504)	(478)
Increase in other assets, net	(134)	(100)
Increase (decrease) in accounts payable and accrued expenses	(144)	235
Net cash provided by (used in) operating activities	1,905	(2,488)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(13,917)	(90,186)
Deposits and other disbursements for potential acquisitions	0	(500)
Capital improvements	(2,579)	0
Increase in capital improvement reserves	(214)	0
Net cash used in investing activities	(16,710)	(90,686)

Cash flows from financing activities:
Net proceeds related to issuance of Units	55,737	216,013
Distributions paid to common shareholders	(9,336)	(1,855)
Payments of notes payable	(343)	0
Deferred financing costs	(132)	0
Payments on line of credit	0	(400)
Net cash provided by financing activities	45,926	213,758

Increase in cash and cash equivalents	31,121	120,584

Cash and cash equivalents, beginning of period	7,079	124

Cash and cash equivalents, end of period	$38,200	$120,708

Non-cash transactions:
Notes payable assumed in acquisitions	$13,067	$0

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

2.  General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of March 31, 2012, the Company had sold 49.2 million Units for gross proceeds of $535.9 million and proceeds net of offering costs of $480.4 million. Offering costs included $53.6 million in selling commissions and marketing expenses and $1.9 million in other offering costs. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then.

Index

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2012 or 2011. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3.  Real Estate Investments

The Company acquired two hotels during the first three months of 2012. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	$14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Total					204	$24,398

The purchase price for these properties, net of debt assumed, was funded by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $13.1 million of debt during the first three months of 2012, in connection with the acquisition of the Homewood Suites hotel in Gainesville, Florida. The Company also used proceeds from its on-going best-efforts offering to pay approximately $0.6 million in acquisition related costs, including $0.5 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2012.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

As of March 31, 2012, the Company owned 28 hotels, located in 15 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	8	1,294
Hampton Inn & Suites	5	626
Homewood Suites	4	416
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
SpringHill Suites	2	206
Courtyard	1	142
Home2 Suites	1	122
	28	3,504

Index

At March 31, 2012, the Company’s investment in real estate consisted of the following (in thousands):

Land	$40,518
Building and Improvements	415,718
Furniture, Fixtures and Equipment	26,853
Franchise fees	1,649
484,738
Less Accumulated Depreciation	(9,694)
Investment in real estate, net	$475,044

As of March 31, 2012, the Company had outstanding contracts for the potential purchase of six additional hotels for a total purchase price of $101.6 million. These hotels are under construction and should be completed over the next 3 to 15 months from March 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location (a)	Brand	Rooms	Deposits Paid	Gross Purchase Price
Jacksonville, NC	Home2 Suites	105	$100	$12,000
Dallas, TX	Hilton Garden Inn	165	50	27,300
Grapevine, TX	Courtyard	180	(b)	(b)
Grapevine, TX	TownePlace Suites	120	(b)	(b)
Huntsville, AL	Home2 Suites (d)	77	(c)	(c)
Huntsville, AL	Hampton Inn & Suites (d)	98	(c)	(c)
		745	$203	$101,587

(a)  The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.  Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 15 months from March 31, 2012.

(b)  The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(c)  The Home2 Suites and Hampton Inn & Suites hotels in Hunstville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

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

Index

4.  Notes Payable

During the first three months of 2012, the Company assumed approximately $13.1 million of debt secured by a first mortgage note on the Gainesville, Florida Homewood Suites property. Prior to 2012, the Company assumed approximately $69.4 million in debt in connection with the acquisition of five hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2012 and December 31, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of March 31, 2012	Outstanding balance as of December 31, 2011
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,383	$11,428
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,252	7,306
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,659	20,749
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,516	10,558
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	19,014	19,092
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	13,033	-
					$82,473	$81,857	$69,133

(1) At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $82.3 million and $85.1 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $69.6 million and $69.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the board approved the contract assignment discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $9.7 million since inception. Of this amount, the Company incurred $0.5 million and $1.8 million for the three months ended March 31, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $124,000 and $28,000 for the three months ended March 31, 2012 and 2011, respectively.

Index

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $425,000 and $349,000 for the three months ended March 31, 2012 and 2011. The expenses reimbursed are approximately $125,000 and $149,000 for costs reimbursed under the contract with ASRG and approximately $300,000 and $200,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

During the first quarter of 2012, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, which owned a TownePlace Suites by Marriott under construction in Nashville, Tennessee for a total purchase price of $9.8 million. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on January 31, 2012, the same day the hotel opened for business.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Index

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in the first three months of 2012 and 2011 were $55,000 and $66,000.

6.  Shareholders’ Equity

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2012, if a triggering event had occurred, expense would have ranged from $0 to $32.3 million (assumes $11 per unit fair market value) and approximately 2.9 million common shares would have been issued.

Distributions

The Company’s annual distribution rate as of March 31, 2012 was $0.825 per common share, payable monthly. For the three months ended March 31, 2012 and 2011, the Company made distributions of $0.20625 and $0.1375 per common share for a total of $9.3 million and $1.9 million.

Index

7.  Pro Forma Information (Unaudited)

The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 is presented as if the acquisitions of the Company’s 28 hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three months ended March 31,
	2012	2011

Total revenues	$24,952	$22,466
Net income (loss)	2,238	(7,744)
Net income (loss) per share - basic and diluted	$0.05	$(0.21)

The pro forma information reflects adjustments for actual revenues and expenses of the 28 hotels acquired during 2011 and 2012 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

8.  Legal Proceedings and Related Matters

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

Index

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

9.  Subsequent Events

In April 2012, the Company declared and paid approximately $3.4 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 474,000 Units in the amount of $4.8 million, representing 100% of the requested Unit redemptions.

During April 2012, the Company closed on the issuance of approximately 1.6 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $18.1 million and proceeds net of selling and marketing costs of approximately $16.3 million.

On May 4, 2012, the same day the hotel opened for business, the Company closed on the purchase of a Home2 Suites located in Jacksonville, North Carolina. The gross purchase price for this hotel, which contains 105 guest rooms, was $12.0 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. Prior to the Company’s first hotel acquisition on March 4, 2011, the Company had no revenue, exclusive of interest income. As of March 31, 2012, the Company owned 28 hotels, two of which were purchased during the first three months of 2012 and 26 which were purchased during 2011. Accordingly, the results of operations include only results from the date of ownership of the hotels.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Although there is no way to predict future general economic conditions, with the continued modest improvement in the United States economy, the Company anticipates revenue growth in the mid-single digits in 2012 as compared to 2011 for comparable hotels. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses as described below.

Index

The following is a summary of the results from operations of the 28 hotels owned as of March 31, 2012 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue

Total revenue	$24,822	100%	$893	100%
Hotel operating expenses	14,339	58%	484	54%
Taxes, insurance and other expense	1,987	8%	64	7%
General and administrative expense	1,093	4%	597	67%

Acquisition related costs	644		2,020
Depreciation	3,685		214
Interest (income) expense, net	1,100		(96)

Number of hotels	28		4
Average Market Yield⁽¹⁾	137		131
ADR	$112		$126
Occupancy	64%		66%
RevPAR	$72		$82
Total rooms sold⁽²⁾	200,805		5,953
Total rooms available⁽³⁾	312,162		9,081

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation or opened less than two years during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

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

Index

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

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

Hotels Owned

As noted above, the Company commenced operations in March 2011 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 28 hotels the Company owned as of March 31, 2012. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Matthews	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Total					3,504	$482,629

Index

The purchase price for these properties, net of debt assumed was funded by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $82.5 million of debt secured by six of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2012. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of March 31, 2012
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,383
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,252
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,659
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,516
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	19,014
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	13,033
					$82,473	$81,857

(1) At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $9.7 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill was recorded in connection with any of the acquisitions.

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company’s first investor closing under its on-going best-efforts offering occurred on January 27, 2011 and the Company began operations on March 4, 2011 when it purchased its first hotel. Since then, the Company has purchased an additional 27 hotel properties through March 31, 2012. As a result, a comparison of 2012 operating results to prior year results is not meaningful.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2012, the Company had total revenue of approximately $24.8 million. This revenue reflects hotel operations for the 28 hotels acquired through March 31, 2012 for their respective periods of ownership by the Company. For the three months ended March 31, 2012, the hotels achieved combined average occupancy of approximately 64%, ADR of $112 and RevPAR of $72. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The Company’s hotels have shown results consistent with industry and brand averages for the short period of ownership. The Company’s average Market Yield for the first three months of 2012 was 137. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. With continued modest improvement in the economy in the United States, the hotel industry and the Company anticipate revenue growth in the mid-single digits in 2012 as compared to 2011 for comparable hotels.

Index

Expenses

Hotel operating expenses relate to the 28 hotels acquired through March 31, 2012 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2012, hotel operating expenses totaled approximately $14.3 million or 58% of total revenue. Nine of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that expense as a percentage of revenue for the properties owned at March 31, 2012 will decline as new properties establish themselves within their respective markets. In addition, operating expenses were impacted by two hotel renovations, with approximately 6,000 room nights out of service during the three months ended March 31, 2012 due to such renovations. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for the three months ended March 31, 2012 totaled approximately $2.0 million or 8% of total revenue. As discussed above, with the addition of nine newly opened hotels, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. Also, for comparable hotels, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the three months ended March 31, 2012 totaled approximately $1.1 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expenses. During the three months ended March 31, 2012, the Company incurred approximately $0.3 million in legal costs, an increase over prior year due to the legal matters discussed herein and responses to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012.

Acquisition related costs for the three months ended March 31, 2012 were approximately $0.6 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

Depreciation expense for the three months ended March 31, 2012 totaled approximately $3.7 million. Depreciation expense represents expense of the Company’s 28 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Interest expense during the three months ended March 31, 2012 totaled approximately $1.1 million and primarily arose from debt assumed with the acquisition of six of the Company’s hotels (one loan assumption in 2012 and five loan assumptions in 2011). For the three months ended March 31, 2012, the Company recognized interest income of approximately $11,000. Interest income represents earnings on excess cash invested in short term money market instruments.

 Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the board approved the contract assignment discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $9.7 million since inception. Of this amount, the Company incurred $0.5 million and $1.8 million for the three months ended March 31, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $124,000 and $28,000 for the three months ended March 31, 2012 and 2011, respectively.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $425,000 and $349,000 for the three months ended March 31, 2012 and 2011. The expenses reimbursed are approximately $125,000 and $149,000 for costs reimbursed under the contract with ASRG and approximately $300,000 and $200,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Index

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

During the first quarter of 2012, the Company entered into an assignment of contract with ASRG to become the purchaser of all of the ownership interests in a limited liability company, which owned a TownePlace Suites by Marriott under construction in Nashville, Tennessee for a total purchase price of $9.8 million. ASRG entered into the assigned contract on July 8, 2010. Under the terms and conditions of the contract, ASRG assigned to the Company all of its rights and obligations under the purchase contract. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposit previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on January 31, 2012, the same day the hotel opened for business.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in the first three months of 2012 and 2011 were $55,000 and $66,000.

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2012, if a triggering event had occurred, expense would have ranged from $0 to $32.3 million (assumes $11 per unit fair market value) and approximately 2.9 million common shares would have been issued.

Index

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2012 totaled approximately $9.3 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $1.9 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, a portion of distributions paid through March 31, 2012 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions to date have been primarily funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through March 31, 2012, an additional 39.6 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $390.4 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until January 19, 2013, unless the offering is extended, or terminated if all of the Units are sold before then. As of March 31, 2012, 133,099,563 Units remained unsold.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2012, the Company held approximately $7.2 million in reserve for capital expenditures. During the first three months of 2012, the Company spent approximately $2.6 million in capital expenditures and anticipates spending an additional $10 million for the remainder of 2012 on properties owned at March 31, 2012. The Company does not currently have any existing or planned projects for development.

Index

As of March 31, 2012, the Company had outstanding contracts for the potential purchase of six additional hotels for a total purchase price of $101.6 million. These hotels are under construction and should be completed over the next 3 to 15 months from March 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location (a)	Brand	Rooms	Deposits Paid	Gross Purchase Price
Jacksonville, NC	Home2 Suites	105	$100	$12,000
Dallas, TX	Hilton Garden Inn	165	50	27,300
Grapevine, TX	Courtyard	180	(b)	(b)
Grapevine, TX	TownePlace Suites	120	(b)	(b)
Huntsville, AL	Home2 Suites (d)	77	(c)	(c)
Huntsville, AL	Hampton Inn & Suites (d)	98	(c)	(c)
		745	$203	$101,587

(a)   The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 15 months from March 31, 2012.

(b)   The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(c)   The Home2 Suites and Hampton Inn & Suites hotels in Hunstville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

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

Index

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand, or, if necessary, any available other financing sources, to make distributions.

Subsequent Events

In April 2012, the Company declared and paid approximately $3.4 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 474,000 Units in the amount of $4.8 million, representing 100% of the requested Unit redemptions.

During April 2012, the Company closed on the issuance of approximately 1.6 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $18.1 million and proceeds net of selling and marketing costs of approximately $16.3 million.

On May 4, 2012, the same day the hotel opened for business, the Company closed on the purchase of a Home2 Suites located in Jacksonville, North Carolina. The gross purchase price for this hotel, which contains 105 guest rooms, was $12.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations.  Based on the Company’s cash invested at March 31, 2012, of $38.2 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $382,000, all other factors remaining the same.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

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

Index

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2012.  All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000
Totals:	182,251	Units	$2,000,000

Units Sold:

	9,524	Units $10.50 per Unit	$100,000
	39,628	Units $11 per Unit	435,905
Totals:	49,152	Units	535,905

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission			53,590
2. Expenses of underwriters			-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			-
4. Fees and expenses of third parties			1,949
Total Expenses of Issuance and Distribution of Common Shares			55,539
Net Proceeds to the Company			$480,366

1. Purchase of real estate (net of debt proceeds and repayment)			$405,753
2. Deposits and other costs associated with potential real estate acquisitions			228
3. Repayment of other indebtedness, including interest expense paid			2,873
4. Investment and working capital			61,417
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)			442
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)			9,653
6. Fees and expenses of third parties			-
7. Other			-
Total of Application of Net Proceeds to the Company			$480,366

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents
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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index