Form 10-K
period 2012-12-31
Apple REIT Ten, Inc.
filed 2013-03-06
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-54651

APPLE REIT TEN, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	27-3218228
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public trading market in which the Company’s common shares are traded.  Based upon the price that the Company’s common equity last sold, which was $11, on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $627,690,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2013 was 67,111,239.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2013.

Index

APPLE REIT TEN, INC.
FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, Marriott® and SpringHill Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company is a Virginia corporation that was formed in August 2010 to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its on-going best-efforts offering occurred on January 27, 2011 and the Company began operations on March 4, 2011 when it purchased its first hotel. As of December 31, 2012, the Company owned 31 hotels operating in 15 states.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of LBAM Investor Group, L.L.C. (“LBA”), Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”) and White Lodging Services Corporation (“White”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitten.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

Index

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions, internal growth and selective hotel renovation. The acquisition strategy includes purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the performance of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising with hotels with leading brands, thereby improving revenue and operating performance of each hotel in their individual market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and renovations, and strong asset management of its portfolio will improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2012, the Company owned 31 hotels, 26 of which were purchased in 2011 and five of which were purchased in 2012. In addition, as of December 31, 2012, the Company had entered into contracts for the purchase of four additional hotels for a total purchase price of approximately $62.3 million. These hotels are under construction and should be completed over the next 3 to 12 months from December 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.

Financing

The Company purchased five hotels in 2012. The total gross purchase price for these properties was approximately $61.9 million. The Company used the proceeds from its on-going best-efforts offering, in addition to assuming secured debt of $13.1 million associated with one of its hotel acquisitions, to fund the purchase price.

The Company has six notes payable that were assumed with the acquisition of hotels. These notes had a total outstanding balance of $80.8 million at December 31, 2012, maturity dates ranging from December 2015 to May 2017 and stated interest rates ranging from 5.45% to 6.30%. The Company’s cash balance at December 31, 2012 totaled $146.5 million. The Company’s principal sources of liquidity are cash on hand and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and cash on hand  will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering and cash on hand to purchase the hotels under contract if a closing occurs, however, it may use debt if necessary to complete the acquisitions. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should cash flow from operations not be adequate to meet this objective, the Company may use additional financing. Although the Company has relatively low levels of debt there can be no assurances it will be successful with this strategy and may need to reduce its distribution rate to required levels. If the Company were unable to refinance debt as it matures or if it were to default on its debt, it may be unable to make distributions or redemptions.

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

Index

Hotel Operating Performance

During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. During the remainder of 2011, the Company purchased an additional 25 hotels. With the purchase of five additional hotels in 2012, the Company owned 31 hotels as of December 31, 2012. These hotels are located in 15 states with an aggregate of 3,882 rooms and consist of the following: nine Hilton Garden Inn hotels, five Hampton Inn & Suites hotels, four Homewood Suites hotels, four TownePlace Suites hotels, three Fairfield Inn & Suites hotels, two Courtyard hotels, two Home2 Suites hotels and two SpringHill Suites hotels.

Room revenue for these hotels for the year ended December 31, 2012 totaled $106.8 million, and the hotels achieved average occupancy of 70%, ADR of $114 and RevPAR of $79 for the period owned in 2012. Room revenue for the year ended December 31, 2011 totaled $37.9 million, and the hotels achieved average occupancy of 69%, ADR of $110 and RevPAR of $76 for the period owned in 2011. These rates are comparable with industry and brand averages for the period owned by the Company. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. With continued improvement in the economy in the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2012 and 2011 was 130 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 31 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies:  LBA, Marriott, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista, or White. The agreements generally provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2012 and 2011 the Company incurred approximately $3.6 million and $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012 and 2011 the Company incurred approximately $4.7 million and $1.8 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2012 and 2011, the Company’s capital improvements on existing hotels were approximately $8.7 million and $1.7 million.

Index

Employees

The Company does not have any employees. During 2012, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A10A which in turn utilizes personnel from Apple Fund Management, LLC, a subsidiary of Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

 Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any other available financing sources to make distributions.

Property Acquisitions

The Company acquired a total of five hotels during 2012. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	$14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Total					582	$61,930

            The purchase price for these hotels, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $13.1 million of debt during 2012 in connection with the acquisition of the Homewood Suites hotel in Gainesville, Florida. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $1.2 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Potential Acquisitions

As of December 31, 2012, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $62.3 million. These hotels are under construction and should be completed over the next 3 to 12 months from December 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur

Index

under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price under each of the contracts. All dollar amounts are in thousands.

Location(a)		Brand	Rooms	Deposits Paid	Gross Purchase Price
Grapevine, TX		Courtyard	180	(b)	(b)
Grapevine, TX		TownePlace Suites	120	(b)	(b)
Huntsville, AL	(d)	Home2 Suites	77	(c)	(c)
Huntsville, AL	(d)	Hampton Inn & Suites	98	(c)	(c)
			475	$53	$62,287

(a)
The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 12 months from December 31, 2012.

(b)	The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(c)	The Home2 Suites and Hampton Inn & Suites hotels in Huntsville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(d)	If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

The Company intends to use the proceeds from the Company’s on-going best-efforts offering and cash on hand to purchase the hotels under contract if a closing occurs, however, it may use debt if necessary to complete the acquisitions.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the contract assignments and the purchase agreement for the membership interest in Apple Air Holding, LLC discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $10.4 million since inception. Of this amount, the Company incurred $1.2 million and $9.2 million for the years ended December 31, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition

Index

to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.6 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG, or paid directly to AFM on behalf of A10A or ASRG, approximately $1.7 million, $1.4 million and $25,000 for the years ended December 31, 2012, 2011 and 2010. The expenses reimbursed were approximately $0.6 million, $0.7 million and $0 for costs reimbursed under the contract with ASRG and approximately $1.1 million, $0.7 million and $25,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”). To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger. As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the potential merger. If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT

Index

Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft for the years ended December 31, 2012 and 2011 were both $0.2 million. On December 5, 2012, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the potential merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest.

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

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. See Item 7 Management’s Discussion and Analysis of Expenses for more information on legal fees incurred.

Item 1A.	Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value. You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

Index

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

Current General Economic Environment in the Lodging Industry

The United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. Although operating results have improved, high levels of unemployment and sluggish business and consumer travel trends have been evident since inception of the Company. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Index

Illiquidity of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity. There also is no definite value for the Units when a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

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

Acquisition of Real Estate

The Company's financial condition depends in large part on the availability of opportunities to acquire income producing real estate at an advantageous purchase price. Due to the current economic environment throughout the United States this could be more difficult to achieve and could result in the Company earning interest rates on funds raised at money market rates for an extended period of time, resulting in lower than anticipated income.

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been

Index

volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available at reasonable rates. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be

Index

inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2012, the Company owned 31 hotels located in 15 states with an aggregate of 3,882 rooms, consisting of the following:

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

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
				Land/Land	Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Improvements(1)	FF&E /Other	FF&E	Cost	Deprec.	Construction	Acquired	Life	Rooms
Mobile	AL	Hampton Inn & Suites	$0	$0	$11,525	$979	$12,504	$(593)	2006	Jun-11	3 - 39 yrs.	101
Scottsdale	AZ	Hilton Garden Inn	10,390	2,089	14,291	1,261	17,641	(587)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	0	3,198	27,252	11	30,461	(1,010)	2011	Nov-11	3 - 39 yrs.	142
Denver	CO	Hilton Garden Inn	0	5,240	53,264	279	58,783	(2,971)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0	2,144	8,836	53	11,033	(138)	2002	Jul-12	3 - 39 yrs.	149
Gainesville	FL	Hilton Garden Inn	0	860	11,720	256	12,836	(626)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,886	1,152	13,463	752	15,367	(413)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0	1,003	10,547	1	11,551	(513)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	0	1,098	8,116	0	9,214	(337)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0	784	12,282	19	13,085	(657)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0	868	12,194	20	13,082	(691)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0	1,107	11,964	93	13,164	(547)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	20,385	2,757	33,200	1,825	37,782	(1,588)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	0	1,496	8,507	2,324	12,327	(717)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	18,778	2,176	29,945	38	32,159	(1,039)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0	1,403	13,342	984	15,729	(654)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0	1,100	16,450	4	17,554	(628)	2010	Nov-11	3 - 39 yrs.	119
Charlotte	NC	Fairfield Inn & Suites	0	1,377	8,673	10	10,060	(583)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0	788	11,217	3	12,008	(290)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0	1,440	9,610	1	11,051	(637)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hilton Garden Inn	0	1,397	28,655	59	30,111	(1,224)	2001	Sep-11	3 - 39 yrs.	178
Mason	OH	Hilton Garden Inn	0	1,183	13,722	5	14,910	(659)	2010	Sep-11	3 - 39 yrs.	110
Columbia	SC	TownePlace Suites	0	613	9,937	2	10,552	(576)	2009	Mar-11	3 - 39 yrs.	91
Charleston	SC	Home2 Suites	0	914	12,994	30	13,938	(592)	2011	Nov-11	3 - 39 yrs.	122
Knoxville	TN	Homewood Suites	11,249	1,069	14,948	637	16,654	(691)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0	884	13,738	181	14,803	(669)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	7,089	700	8,081	21	8,802	(401)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0	705	9,062	0	9,767	(350)	2012	Jan-12	3 - 39 yrs.	101
Houston	TX	Courtyard	0	1,263	13,090	0	14,353	(254)	2012	Jul-12	3 - 39 yrs.	124
Round Rock	TX	Homewood Suites	0	2,817	12,743	0	15,560	(623)	2010	Oct-11	3 - 39 yrs.	115
Richmond	VA	SpringHill Suites	0	1,088	9,963	22	11,073	(546)	2008	Jun-11	3 - 39 yrs.	103
Other			0	0	0	579	579	0				0
			$80,777	$44,713	$473,331	$10,449	$528,493	$(21,804)				3,882

(1) Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.

Index

Investment in real estate at December 31, 2012, consisted of the following (in thousands):

Land	$44,713
Building and Improvements	448,571
Furniture, Fixtures and Equipment	33,445
Franchise Fees	1,764
528,493
Less Accumulated Depreciation	(21,804)
Investment in Real Estate, net	$506,689

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

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc. (“DLA”), to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both DLA and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through DLA as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/

Index

NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. DLA was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with DLA or David Lerner; however, it does rely upon DLA for the offer and sale and administration of the Company’s Units. The Apple REIT Companies take these allegations against DLA and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

On October 22, 2012, FINRA issued an order against DLA and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in the Company’s Units. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. Although the order requires DLA to pay restitution to certain investors, the actual investors who are to receive restitution are not known at this time but will be determined by an independent consultant as set forth in the order. While the order imposes sanctions, penalties and fines on both DLA and David Lerner, individually, the order does permit DLA to continue to serve as the managing dealer for the Company’s best-efforts offering of Units. A copy of FINRA’s order can be found at: http://www.finra.org/web/groups/industry/@ip/@enf/@ad/documents/industry/p192456.pdf. The Company does not believe this settlement will affect the administration of its Units.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and was declared effective by the Securities and Exchange Commission on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. The offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. As of December 31, 2012, 115,784,990 Units remained unsold. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units are sold or until January 19, 2014, whichever occurs sooner.

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2012 there were 65.0 million Units outstanding. The Company is currently selling shares to the public at a price of $11.00 per share through its on-going best-efforts offering. As of February 28, 2013 the Units were held by approximately 21,000 beneficial shareholders.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since October 2012, the total redemption requests have exceeded the authorized amount of redemptions due to the 3% limitation discussed above.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 1.5 million Units representing $15.0 million. As contemplated in the program, beginning with the October 2012 redemption, the Company redeemed Units on a pro-rata basis with approximately 8% of the requested shares redeemed in October 2012 (the last scheduled redemption date in 2012), leaving approximately 0.6 million Units requested but not redeemed. Prior to October 2012, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from its on-going best-efforts offering of Units from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2012 and 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions for the year ended December 31, 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922

The following is a summary of redemptions during the fourth quarter of 2012 (no redemptions occurred in November and December 2012).

Index

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2012	46,889	$10.58	46,889	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

In August 2010, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A10A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Index

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2012 and from the initial capitalization through December 31, 2011 totaled approximately $45.0 million and $23.6 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	85,513	$11.00	984,448

Index

Use of Proceeds

The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of December 31, 2012. All amounts are in thousands, except per Unit data.

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	56,943	Units	$11 per Unit	626,365
Totals:	66,467	Units		726,365

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	72,637
2. Expenses of underwriters	-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	-
4. Fees and expenses of third parties	2,544
Total Expenses of Issuance and Distribution of Common Shares	75,181
Net Proceeds to the Company	$651,184

1. Purchase of real estate (net of debt proceeds and repayment)	$442,773
2. Deposits and other costs associated with potential real estate acquisitions	124
3. Repayment of other indebtedness, including interest expense paid	7,697
4. Investment and working capital	189,269
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)	918
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)	10,403
6. Fees and expenses of third parties	-
7. Other	-
Total of Application of Net Proceeds to the Company	$651,184

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2012 and 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on March 4, 2011 with the Company’s first property acquisition.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010

Revenues:
Room revenue	$106,759	$37,911	$-
Other revenue	10,907	4,180	-
Total revenue	117,666	42,091	-

Expenses:
Hotel operating expenses	65,948	23,737	-
Taxes, insurance and other	8,372	2,545	-
General and administrative	4,408	3,062	28
Acquisition related costs	1,582	11,265	-
Depreciation	15,795	6,009	-
Interest expense, net	4,482	607	3
Total expenses	100,587	47,225	31
Net income (loss)	$17,079	$(5,134)	$(31)

Per Share:
Net income (loss) per common share	$0.31	$(0.18)	$(3,083.50)
Distributions paid per common share	$0.825	$0.756	$-
Weighted-average common shares outstanding - basic and diluted	54,888	29,333	-

Balance Sheet Data (at end of period):
Cash and cash equivalents	$146,530	$7,079	$124
Investment in real estate, net	$506,689	$452,205	$-
Total assets	$667,785	$471,222	$992
Notes payable	$81,186	$69,636	$400
Shareholders' equity	$579,525	$395,915	$17
Net book value per share	$8.92	$9.10	$-

Other Data:
Cash Flow From (Used In):
Operating activities	$33,133	$821	$(6)
Investing activities	$(58,606)	$(393,640)	$-
Financing activities	$164,924	$399,774	$82
Number of hotels owned at end of period	31	26	-
Average Daily Rate (ADR) (a)	$114	$110	$-
Occupancy	70%	69%	-
Revenue Per Available Room (RevPAR) (b)	$79	$76	$-
Total rooms sold (c)	937,392	344,152	-
Total rooms available (d)	1,347,740	499,089	-

Modified Funds From Operations Calculation (e):
Net income (loss)	$17,079	$(5,134)	$(31)
Depreciation of real estate owned	15,795	6,009	-
Funds from operations	32,874	875	(31)
Acquisition related costs	1,582	11,265	-
Modified funds from operations	$34,456	$12,140	$(31)

Index

(a)	Total room revenue divided by number of rooms sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Represents the number of room nights sold during the period.
(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(e)
Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principles — GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization.  Modified FFO (MFFO) excludes costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. Prior to the Company’s first hotel acquisition on March 4, 2011, the Company had no revenue, exclusive of interest income. As of December 31, 2012, the Company owned 31 hotels (five purchased during 2012 and 26 purchased during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the 31 hotels owned as of December 31, 2012 for their respective periods of ownership by the Company:

Index

	Years Ended December 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue

Total revenue	$117,666	100%	$42,091	100%
Hotel operating expenses	65,948	56%	23,737	56%
Taxes, insurance and other expense	8,372	7%	2,545	6%
General and administrative expense	4,408	4%	3,062	7%

Acquisition related costs	1,582		11,265
Depreciation	15,795		6,009
Interest expense, net	4,482		607

Number of hotels	31		26
Average Market Yield(1)	130		126
ADR	$114		$110
Occupancy	70%		69%
RevPAR	$79		$76

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

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc. (“DLA”), to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both DLA and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through DLA as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. DLA was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with DLA or David Lerner; however, it does rely upon DLA for the offer and sale and administration of the Company’s Units. The Apple REIT Companies take these allegations against DLA and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

On October 22, 2012, FINRA issued an order against DLA and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in the Company’s Units. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. Although the order requires DLA to pay restitution to certain investors, the actual investors who are to receive restitution are not known at this time but will be determined by an independent consultant as set forth in the order. While the order imposes sanctions, penalties and fines on both DLA and David Lerner, individually, the order does permit DLA to continue to serve as the managing dealer for the Company’s best-efforts offering of Units. A copy of FINRA’s order can be found at: http://www.finra.org/web/groups/industry/@ip/@enf/@ad/documents/industry/p192456.pdf. The Company does not believe this settlement will affect the administration of its Units.

Hotels Owned

As noted above, the Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 31 hotels the Company owned as of December 31, 2012. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	$9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Total					3,882	$520,161

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

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2012
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,249
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,089
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,385
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,390
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	18,778
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,886
					$82,473	$80,777

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

Management and Franchise Agreements

Each of the Company’s 31 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies:  LBAM Investor Group, L.L.C. (“LBA”), Marriott International

Index

(“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), or White Lodging Services Corporation (“White”). The agreements generally provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2012 and 2011 the Company incurred approximately $3.6 million and $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012 and 2011 the Company incurred approximately $4.7 million and $1.8 million in franchise fees.

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company’s first investor closing under its on-going best-efforts offering occurred on January 27, 2011 and the Company began operations on March 4, 2011 when it purchased its first hotel. Since then, the Company purchased an additional 25 hotels in 2011 and five hotels in 2012. As a result, comparisons of 2012 operating results to prior year results is not meaningful.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the year ended December 31, 2012, the Company had total revenue of approximately $117.7 million. This revenue reflects hotel operations for the 31 hotels acquired through December 31, 2012 for their respective periods of ownership by the Company. For the year ended December 31, 2012, the hotels achieved combined average occupancy of approximately 70%, ADR of $114 and RevPAR of $79. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. The average Market Yield for these hotels in 2012 was 130. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. With continued demand and room rate improvement in the hospitality industry, the Company and industry are forecasting mid-single digit revenue growth in 2013 as compared to 2012 for comparable hotels.

In addition, six of the hotels owned as of December 31, 2012 have been opened since the beginning of 2011. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below market levels for this period of time.

Expenses

Hotel operating expenses relate to the 31 hotels acquired through December 31, 2012 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the year ended December 31, 2012, hotel operating expenses totaled approximately $65.9 million or 56 % of total revenue. Six of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at December 31, 2012 will decline as new properties

Index

establish themselves within their respective markets. In addition, operating expenses were impacted by seven hotel renovations, with approximately 15,000 room nights out of service during 2012 due to such renovations. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses for the year ended December 31, 2012 were approximately $8.4 million or 7% of total revenue. For comparable hotels, 2012 insurance rates increased due to property and casualty carriers’ losses world-wide in the past year. Additionally, for comparable hotels real estate taxes increased from 2011 to 2012 due to increases in assessments and tax rates for certain locations, although this was partially offset by decreases in taxes for other properties due to successful appeals of tax assessments. With the improved economy, the Company anticipates continued increases in property tax assessments in 2013 and a moderate increase in insurance rates.

General and administrative expense for the year ended December 31, 2012 was approximately $4.4 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expense. During 2012, the Company incurred approximately $0.7 million in legal costs related to the legal matters discussed herein and costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”). The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Companies. The other Apple REIT Companies are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome or timing of this matter as it relates to the other Apple REIT Companies or any of its officers. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2013 related to these matters. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies. Total costs for these legal matters for all of the Apple REIT Companies was approximately $7.3 million in 2012.

Acquisition related costs for the year ended December 31, 2012 were approximately $1.6 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

Depreciation expense for the year ended December 31, 2012 was approximately $15.8 million. Depreciation expense represents expense of the Company’s 31 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Interest expense for the year ended December 31, 2012 totaled approximately $4.7 million and is net of approximately $0.3 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of six of the Company’s hotels (one loan assumption in 2012 and five loan assumptions in 2011). For the year ended December 31, 2012, the Company recognized interest income of approximately $0.2 million. Interest income represents earnings on excess cash invested in short term money market instruments.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the contract assignments and the purchase agreement for the membership interest in Apple Air Holding, LLC discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to

Index

ASRG for these services. As of December 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $10.4 million since inception. Of this amount, the Company incurred $1.2 million and $9.2 million for the years ended December 31, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.6 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG, or paid directly to AFM on behalf of A10A or ASRG, approximately $1.7 million, $1.4 million and $25,000 for the years ended December 31, 2012, 2011 and 2010. The expenses reimbursed were approximately $0.6 million, $0.7 million and $0 for costs reimbursed under the contract with ASRG and approximately $1.1 million, $0.7 million and $25,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”). To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger. As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a

Index

transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the merger. If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft for the years ended December 31, 2012 and 2011 were both $0.2 million. On December 5, 2012, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the potential merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible

Index

preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined

Index

at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2012, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per common share fair market value) and approximately 4.1 million common shares would have been issued.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2012:

		Amount of Commitments Expiring per Period
(000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$62,287	$62,287	$-	$-	$-
Debt (including interest of $18.1 million)	98,833	6,427	19,214	73,192	-
Ground Leases	105	2	4	4	95
Membership Interest Purchase Commitment	1,450	1,450	-	-	-
	$162,675	$70,166	$19,218	$73,196	$95

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

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. Subsequent to the minimum offering and through December 31, 2012, an additional 56.9 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $561.2 million. The Company is continuing its offering at $11.00 per Unit. As of December 31, 2012, 115,784,990 Units remained unsold. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units are sold or until January 19, 2014, whichever occurs sooner.

Capital Uses

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2012 totaled approximately $45.0 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $33.1 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, a portion of distributions paid through December 31, 2012 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes.

In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of

Index

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

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2012, the Company has redeemed approximately 1.5 million Units representing $15.0 million. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, the Company redeemed Units on a pro-rata basis due to the 3% limitatation discussed above. Prior to October 2012, the Company redeemed 100% of redemption requests. The following is a summary of the 2012 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2012, the Company held approximately $6.5 million in reserves for capital expenditures. During 2012, the Company invested approximately $8.7 million in capital expenditures and anticipates investing $10-$12 million during 2013 on properties owned at December 31, 2012. The Company does not currently have any existing or planned projects for development.

As of December 31, 2012, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $62.3 million. These hotels are under construction and should be completed over the next 3 to 12 months from December 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

On December 5, 2012, and as a result of the merger, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the

Index

Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest. The remaining 74% membership interests are collectively owned by Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Since there can be no assurance at this time that the merger will occur, there can be no assurance that a closing will occur under the membership interest purchase agreement.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any other available financing sources to make distributions.

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

Index

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

Subsequent Events

In January 2013, the Company declared and paid approximately $4.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 114,000 Units in the amount of $1.2 million. The redemptions represented approximately 12% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During January 2013, the Company closed on the issuance of approximately 1.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $12.9 million and proceeds net of selling and marketing costs of approximately $11.6 million.

On January 11, 2013, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel and a Homewood Suites hotel in an adjoining two-hotel complex under development in Oklahoma City, Oklahoma. The gross purchase price for the two hotels is $45.0 million, and a refundable deposit of $150,000 was paid by the Company in connection with the contract.

On January 31, 2013, the Company entered into a purchase contract for the potential acquisition of a full service Marriott hotel in Fairfax, Virginia. The gross purchase price for the 310-room hotel is $34.0 million, and a refundable deposit of $750,000 was paid by the Company in connection with the contract.

In February 2013, the Company declared and paid approximately $4.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

During February 2013, the Company closed on the issuance of approximately 1.1 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $11.7 million and proceeds net of selling and marketing costs of approximately $10.6 million.

On February 28, 2013, the Company entered into a contract to purchase, upon completion of construction of a 156-room Residence Inn hotel in Fort Lauderdale, Florida, all of the ownership interests in the limited liability company that owns the property. The total purchase price is $23.1 million. A refundable deposit of $2,500 was paid by the Company in connection with the contract.

Index

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at December 31, 2012, of $146.5 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.5 million, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2012. All dollar amounts are in thousands.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value
Maturities	$1,542	$1,638	$8,099	$47,937	$21,561	$0	$80,777	$85,762
Average interest rates	6.0%	6.0%	6.0%	6.0%	6.0%	-

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 6, 2013
To the Shareholders
Apple REIT Ten, Inc.

Management of Apple REIT Ten, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Ten, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Apple REIT Ten, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple REIT Ten, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Ten, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2012 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Ten, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2013

Index

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Investment in real estate, net of accumulated depreciation of $21,804 and $6,009, respectively	$506,689	$452,205
Cash and cash equivalents	146,530	7,079
Due from third party managers, net	2,481	1,241
Other assets, net	12,085	10,697
Total Assets	$667,785	$471,222

Liabilities
Notes payable	$81,186	$69,636
Accounts payable and accrued expenses	7,074	5,671
Total Liabilities	88,260	75,307

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 64,983,511 and 43,502,273 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 64,983,511 and 43,502,273 shares, respectively	636,191	424,626
Distributions greater than net income	(56,714)	(28,759)
Total Shareholders' Equity	579,525	395,915

Total Liabilities and Shareholders' Equity	$667,785	$471,222

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010
Revenues:
Room revenue	$106,759	$37,911	$0
Other revenue	10,907	4,180	0
Total revenue	117,666	42,091	0

Expenses:
Operating expense	29,442	10,586	0
Hotel administrative expense	9,330	3,477	0
Sales and marketing	10,463	3,569	0
Utilities	4,402	1,592	0
Repair and maintenance	3,972	1,409	0
Franchise fees	4,692	1,839	0
Management fees	3,647	1,265	0
Taxes, insurance and other	8,372	2,545	0
General and administrative	4,408	3,062	28
Acquisition related costs	1,582	11,265	0
Depreciation expense	15,795	6,009	0
Total expenses	96,105	46,618	28

Operating income (loss)	21,561	(4,527)	(28)

Interest expense, net	(4,482)	(607)	(3)

Net income (loss)	$17,079	$(5,134)	$(31)

Basic and diluted net income (loss) per common share	$0.31	$(0.18)	$(3,083.50)

Weighted average common shares outstanding - basic and diluted	54,888	29,333	0

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible		Distributions
	Common Stock		Preferred Stock		Greater
	Number of Shares	Amount	Number of Shares	Amount	Than Net Income	Total

Initial capitalization August 13, 2010	0	$0	480	$48	$0	$48

Net loss	0	0	0	0	(31)	(31)
Balance at December 31, 2010	0	0	480	48	(31)	17

Net proceeds from the sale of common shares	43,502	424,568	0	0	0	424,568
Stock options granted	0	58	0	0	0	58
Net loss	0	0	0	0	(5,134)	(5,134)
Cash distributions declared and paid to shareholders ($0.76 per share)	0	0	0	0	(23,594)	(23,594)
Balance at December 31, 2011	43,502	424,626	480	48	(28,759)	395,915

Net proceeds from the sale of common shares	22,965	226,556	0	0	0	226,556
Common shares redeemed	(1,483)	(15,042)	0	0	0	(15,042)
Stock options granted	0	51	0	0	0	51
Net income	0	0	0	0	17,079	17,079
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(45,034)	(45,034)
Balance at December 31, 2012	64,984	$636,191	480	$48	$(56,714)	$579,525

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010
Cash flows from (used in) operating activities:
Net income (loss)	$17,079	$(5,134)	$(31)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	15,795	6,009	0
Amortization of deferred financing costs, fair value adjustments and other noncash expenses	171	52	0
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,179)	(1,425)	0
Decrease (increase) in other assets, net	556	(45)	0
Increase in accounts payable and accrued expenses	711	1,364	25
Net cash provided by (used in) operating activities	33,133	821	(6)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(50,937)	(391,836)	0
Deposits and other disbursements for potential acquisitions	(22)	(433)	0
Capital improvements	(8,161)	(1,297)	0
Decrease (increase) in capital improvement reserves	514	(74)	0
Net cash used in investing activities	(58,606)	(393,640)	0

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of Units	226,555	424,947	(318)
Redemptions of Units	(15,042)	0	0
Distributions paid to common shareholders	(45,034)	(23,594)	0
Payments of notes payable	(1,423)	(273)	0
Deferred financing costs	(132)	(906)	0
Proceeds from (payments on) line of credit	0	(400)	400
Net cash provided by financing activities	164,924	399,774	82

Increase in cash and cash equivalents	139,451	6,955	76

Cash and cash equivalents, beginning of period	7,079	124	48

Cash and cash equivalents, end of period	$146,530	$7,079	$124

Supplemental information:
Interest paid	$4,884	$713	$3

Non-cash transactions:
Notes payable assumed in acquisitions	$13,067	$69,406	$0
Other assets assumed in acquisitions	$20	$4,065	$0
Other liabilities assumed in acquisitions	$137	$4,136	$0

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities. As of December 31, 2012, the Company owned 31 hotels located in 15 states with an aggregage of 3,882 rooms.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

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

  Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. Other than the lease discussed in Note 2, the Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, the Chairman and Chief Executive Officer of the Company.

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

Index

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

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of December 31, 2012, the Company had sold 66.5 million Units for gross proceeds of $726.4 million and proceeds net of offering costs of $651.2 million. Offering costs included $72.6 million in selling commissions and marketing expenses and $2.6 million in other offering costs. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units are sold or until January 19, 2014, whichever occurs sooner.

Comprehensive Income

The Company recorded no comprehensive income other than net income (loss) for the periods reported.

 Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2012 and 2011 or for the period from August 13, 2010 (initial capitalization) through December 31, 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

 Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation and acquisition related costs. The characterization of distributions in 2012 of $0.825 per share for tax purposes was 49% ordinary income and 51% return of capital. The characterization of 2011 distributions of $0.76 per share for tax purposes was 41% ordinary income and 59% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2012 and 2011, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet

Index

since realization is uncertain due to the history of operating losses. Total net operating loss carry forward for federal income tax purposes was approximately $5.4 million as of December 31, 2012. The net operating loss carry forward will expire beginning in 2031. There are no material differences between the book and tax cost basis of the Company’s assets. As of December 31, 2012 the tax years that remain subject to examination by major tax jurisdictions generally included 2010-2012.

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

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011

Land	$44,713	$38,661
Building and Improvements	448,571	393,334
Furniture, Fixtures and Equipment	33,445	24,644
Franchise Fees	1,764	1,575
	528,493	458,214
Less Accumulated Depreciation	(21,804)	(6,009)
Investment in Real Estate, net	$506,689	$452,205

Hotels Owned

As of December 31, 2012, the Company owned 31 hotels, located in 15 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	9	1,443
Hampton Inn & Suites	5	626
Homewood Suites	4	416
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
Courtyard	2	266
Home2 Suites	2	227
SpringHill Suites	2	206
	31	3,882

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 31 hotels the Company owned as of December 31, 2012. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Total					3,882	$520,161

Of the Company’s 31 hotels owned at December 31, 2012, 26 were purchased during 2011 and five were acquired in 2012. For the five hotels acquired during 2012, the amount of revenue and operating income (excluding acquisition related costs totaling $1.5 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2012 was approximately $9.7 million and $2.2 million, respectively. For the 26 hotels acquired during 2011, the amount of revenue and operating income (excluding acquisition related costs totaling $11.1 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2011 was approximately $42.1 million and $9.9 million, respectively.

Index

The purchase price for the properties acquired through December 31, 2012, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $82.5 million of debt secured by six of its hotel properties. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $12.8 million in acquisition related costs, including $10.4 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and approximately $2.4 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations and totaled $1.6 million and $11.3 million for the years ended December 31, 2012 and 2011, respectively.

In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining lease term of 51 years on the date of acquisition. The lease was valued at below market rates and as a result the Company recorded an in-place favorable lease asset totaling $1.5 million which is included in other assets, net in the Company’s consolidated balance sheets. The amount is being amortized over the remaining initial lease term and the unamortized balance totaled $1.5 million as of December 31, 2012 and 2011.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable

In conjunction with the acquisition of six hotel properties, the Company assumed approximately $82.5 million in debt secured by first mortgage notes on the applicable hotels. The following table summarizes the hotel property securing each loan, the stated interest rate, maturity date, the principal amount assumed and the outstanding balance as of December 31, 2012 and 2011 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2012	Outstanding balance as of December 31, 2011
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,249	$11,428
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	7,089	7,306
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	20,385	20,749
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,390	10,558
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	18,778	19,092
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,886	0
					$82,473	$80,777	$69,133

(1) At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

2013	$1,542
2014	1,638
2015	8,099
2016	47,937
2017	21,561
Thereafter	0
80,777
Fair Value Adjustment of Assumed Debt	409
Total	$81,186

Index

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 4.7% to 6.5% at the date of assumption. The total amortization to interest expense was a decrease of $94,000 and $48,000 for the years ended December 31, 2012 and 2011, respectively. The unamortized balance of the fair value adjustment was $0.4 million and $0.5 million at December 31, 2012 and 2011, respectively.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $1.0 million. Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $213,000 and $42,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s interest expense in 2012 and 2011 is net of interest capitalized in conjunction with hotel renovations totaling $320,000 and $40,000, respectively.

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

Note 4

Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $81.2 million and $85.8 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $69.6 million and $69.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 5

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the contract assignments and the purchase agreement for the membership interest in Apple Air Holding, LLC discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $10.4 million since inception. Of this amount, the Company incurred $1.2 million and $9.2 million for the years ended December 31, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses

Index

and totaled approximately $0.6 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. No advisory fees were incurred by the Company prior to 2011.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG, or paid directly to AFM on behalf of A10A or ASRG, approximately $1.7 million, $1.4 million and $25,000 for the years ended December 31, 2012, 2011 and 2010. The expenses reimbursed were approximately $0.6 million, $0.7 million and $0 for costs reimbursed under the contract with ASRG and approximately $1.1 million, $0.7 million and $25,000 for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and the Company (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”). To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the merger. As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the merger. If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

ASRG and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Index

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft for the years ended December 31, 2012 and 2011 were both $0.2 million. On December 5, 2012, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the potential merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest.

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

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Companies. The other Apple REIT Companies are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome or timing of this matter as it relates to the other Apple REIT Companies or any of its officers. The total costs for the legal matters discussed herein for all of the Apple REIT Companies was approximately $7.3 million in 2012, of which approximately $0.7 million was allocated to the Company.

Note 6

Shareholders’ Equity

Best-efforts Offering

The Company is currently conducting an on-going best-efforts offering of Units. The Company registered its Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and the Form S-11 was declared effective by the Securities and Exchange Commission on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. The offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. As of December 31, 2012, approximately 116 million Units remained unsold. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units are sold or until January 19, 2014, whichever occurs sooner.

Index

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2012, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per common share fair market value) and approximately 4.1 million common shares would have been issued.

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

Index

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

 Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2012, the Company has redeemed approximately 1.5 million Units representing $15.0 million. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012, the Company redeemed 100% of redemption requests. The following is a summary of the 2012 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922

Distributions

The Company’s annual distribution rate as of December 31, 2012 was $0.825 per common share, payable monthly. The Company began making distributions in February 2011 and for the years ended December 31, 2012 and 2011, the Company made distributions of $0.825 and $0.76 per common share for a total of $45.0 million and $23.6 million.

Note 7

Stock Option Plan

During 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. The Company’s Compensation Committee (“Committee”) is responsible for administering the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors’ Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 1,069,961 based on the number of Units issued as of December 31, 2012.

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2012 and 2011, the Company granted options, net of forfeitures, to purchase 43,716 and 41,797 Units under the Directors’ Plan and recorded approximately $51,000 and $58,000 in compensation expense. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2012 and 2011 is summarized in the following table:

Index

	2012	2011
Outstanding, beginning of year:	41,797	0
Granted	43,716	53,896
Exercised	0	0
Expired or canceled	0	12,099
Outstanding, end of year:	85,513	41,797
Exercisable, end of year:	85,513	41,797
The weighted-average exercise price of outstanding options:	$11.00	$11.00

Note 8

Management and Franchise Agreements

Each of the Company’s 31 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies:  LBAM Investor Group, L.L.C. (“LBA”) (5), Marriott International (“Marriott”) (1), MHH Management, LLC (“McKibbon”) (9), Newport Hospitality Group, Inc. (“Newport”) (2), Raymond Management Company, Inc. (“Raymond”) (2), Schulte Hospitality Group, Inc. (“Schulte”) (6), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Vista Host, Inc. (“Vista”) (1), or White Lodging Services Corporation (“White”) (4). The agreements generally provide for initial terms of 5 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2012 and 2011 the Company incurred approximately $3.6 million and $1.3 million in management fees.

LBA, McKibbon, Newport, Raymond, Schulte, Stonebridge, Vista and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years.  Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 15 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012 and 2011 the Company incurred approximately $4.7 million and $1.8 million in franchise fees.

Note 9

Lease Commitments

In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining initial lease term of 50 years with no renewal options and is subject to an annual base rental payment with defined escalations over the life of the lease. The estimated minimum lease payments pertaining to this lease, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

2013	$2
2014	2
2015	2
2016	2
2017	2
Thereafter	95
Total	$105

In connection with the acquisition of the South Bend, Indiana Fairfield Inn & Suites hotel in November 2011, the land on which the hotel resides was conveyed to the Company with an indefinite term (“Vesting

Index

Deed”). Under the terms of the Vesting Deed, the Company is required to pay to the University of Notre Dame (“University”) an amount equal to 2% of the room revenues generated by the hotel through June 2012, and 3.25% of the hotel’s room revenues thereafter. The Vesting Deed also grants the University various rights related to the property, including the right to approve changes to the use of the property and approve potential purchasers of the property. For the years ended December 31, 2012 and 2011, the Company paid $120,000 and $9,000 to the University under the terms of the Vesting Deed.

Note 10

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2012 and 2011, is presented as if the acquisitions of the Company’s 31 hotels acquired after December 31, 2010 had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

	Years Ended December 31,
	2012	2011

Total revenues	$120,747	$101,200
Net income	18,177	2,550
Net income per share - basic and diluted	$0.33	$0.07

The pro forma information reflects adjustments for actual revenues and expenses of the 31 hotels acquired during the two years ended December 31, 2012 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

Note 11

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

Note 12

Hotel Contract Commitments

As of December 31, 2012, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $62.3 million. These hotels are under construction and should be completed over the next 3 to 12 months from December 31, 2012. Closing on these hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price under each of the contracts. All dollar amounts are in thousands.

Index

Location(a)		Brand	Rooms	Deposits Paid	Gross Purchase Price
Grapevine, TX		Courtyard	180	(b)	(b)
Grapevine, TX		TownePlace Suites	120	(b)	(b)
Huntsville, AL	(d)	Home2 Suites	77	(c)	(c)
Huntsville, AL	(d)	Hampton Inn & Suites	98	(c)	(c)
			475	$53	$62,287

(a)
The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels should close over the next 3 to 12 months from December 31, 2012.

(b)	The Courtyard and TownePlace Suites hotels in Grapevine, TX are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $41.7 million and an initial deposit of $50,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(c)	The Home2 Suites and Hampton Inn & Suites hotels in Huntsville, AL are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $20.6 million and an initial deposit of $2,500. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(d)	If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

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

On November 1, 2011, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel in Dallas, Texas. On October 11, 2012, this contract was terminated. The gross purchase price for the hotel totaled $27.3 million. In connection with the termination of this contract, the initial deposit of $50,000 was repaid to the Company.

On October 12, 2012, the Company entered into a purchase contract for the potential acquisition of a Courtyard by Marriott hotel in Clemson, South Carolina. On December 21, 2012, this contract was terminated. The gross purchase price for the hotel totaled $15.0 million. In connection with the termination of this contract, the initial deposit of $50,000 was repaid to the Company.

Note 13

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

Index

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

Broker Dealer

On December 13, 2011, the Financial Industry Regulatory Authority (“FINRA”) amended its original complaint, filed on May 27, 2011, against David Lerner Associates, Inc. (“DLA”), to include David Lerner, individually, as a party to this matter, as well as add additional claims related to the overall sales practices of both DLA and David Lerner relative to the Company’s Units. As discussed in its prospectus, dated January 19, 2011, the Company is offering its Units for sale through DLA as the managing dealer for its best efforts offering. A copy of FINRA’s original complaint can be found at: http://www.finra.org/Newsroom/NewsReleases/2011/P123738; and FINRA’s amended complaint can be found at: http://disciplinaryactions.finra.org/viewdocument.aspx?DocNB=29068. DLA was also the sole distributor (managing dealer) of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. The Company is unaffiliated with DLA or David Lerner; however, it does rely upon DLA for the offer and sale and administration of the Company’s Units. The Apple REIT Companies take these allegations against DLA and David Lerner very seriously, and the Apple REIT Companies intend to cooperate with any and all regulatory or governmental inquiries.

On October 22, 2012, FINRA issued an order against DLA and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in the Company’s Units. In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal. Although the order requires DLA to pay restitution to certain investors, the actual investors who are to receive restitution are not known at this time but will be determined by an independent consultant as set forth in the order. While the order imposes sanctions, penalties and fines on both DLA and David Lerner, individually, the order does permit DLA to continue to serve as the managing dealer for the Company’s best-efforts offering of Units. A copy of FINRA’s order can be found at: http://www.finra.org/web/groups/industry/@ip/@enf/@ad/documents/industry/p192456.pdf. The Company does not believe this settlement will affect the administration of its Units.

Index

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011. Income per share for the four quarters in 2012 and 2011 is non-additive in comparison to income per share for the years ended December 31, 2012 and 2011 due to the timing and size of the Company’s Unit issuances.

2012 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,822	$31,122	$32,482	$29,240
Net income	$1,974	$5,900	$5,519	$3,686
Basic and diluted net income per common share	$0.04	$0.11	$0.09	$0.06
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$893	$6,631	$14,387	$20,180
Net loss	$(2,390)	$(1,179)	$(473)	$(1,092)
Basic and diluted net income per common share	$(0.23)	$(0.04)	$(0.01)	$(0.03)
Distributions declared and paid per common share	$0.138	$0.206	$0.206	$0.206

Note 15

Subsequent Events

In January 2013, the Company declared and paid approximately $4.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 114,000 Units in the amount of $1.2 million. The redemptions represented approximately 12% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During January 2013, the Company closed on the issuance of approximately 1.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $12.9 million and proceeds net of selling and marketing costs of approximately $11.6 million.

On January 11, 2013, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel and a Homewood Suites hotel in an adjoining two-hotel complex under development in Oklahoma City, Oklahoma. The gross purchase price for the two hotels is $45.0 million, and a refundable deposit of $150,000 was paid by the Company in connection with the contract.

On January 31, 2013, the Company entered into a purchase contract for the potential acquisition of a full service Marriott hotel in Fairfax, Virginia. The gross purchase price for the 310 room hotel is $34.0 million, and a refundable deposit of $750,000 was paid by the Company in connection with the contract.

In February 2013, the Company declared and paid approximately $4.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

During February 2013, the Company closed on the issuance of approximately 1.1 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $11.7 million and proceeds net of selling and marketing costs of approximately $10.6 million.

On February 28, 2013, the Company entered into a contract to purchase, upon completion of construction of a 156-room Residence Inn hotel in Fort Lauderdale, Florida, all of the ownership interests in the limited liability company that owns the property. The total purchase price is $23.1 million. A refundable deposit of $2,500 was paid by the Company in connection with the contract.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Ten, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period August 13, 2010 (initial capitalization) through December 31, 2010

Notes to Consolidated Financial Statements

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

Index

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
				Land/Land	Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Improvements	FF&E /Other	FF&E	Cost (1)	Deprec.	Construction	Acquired	Life	Rooms
Mobile	AL	Hampton Inn & Suites	$0	$0	$11,525	$979	$12,504	$(593)	2006	Jun-11	3 - 39 yrs.	101
Scottsdale	AZ	Hilton Garden Inn	10,390	2,089	14,291	1,261	17,641	(587)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	0	3,198	27,252	11	30,461	(1,010)	2011	Nov-11	3 - 39 yrs.	142
Denver	CO	Hilton Garden Inn	0	5,240	53,264	279	58,783	(2,971)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0	2,144	8,836	53	11,033	(138)	2002	Jul-12	3 - 39 yrs.	149
Gainesville	FL	Hilton Garden Inn	0	860	11,720	256	12,836	(626)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,886	1,152	13,463	752	15,367	(413)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0	1,003	10,547	1	11,551	(513)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	0	1,098	8,116	0	9,214	(337)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0	784	12,282	19	13,085	(657)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0	868	12,194	20	13,082	(691)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0	1,107	11,964	93	13,164	(547)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	20,385	2,757	33,200	1,825	37,782	(1,588)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	0	1,496	8,507	2,324	12,327	(717)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	18,778	2,176	29,945	38	32,159	(1,039)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0	1,403	13,342	984	15,729	(654)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0	1,100	16,450	4	17,554	(628)	2010	Nov-11	3 - 39 yrs.	119
Charlotte	NC	Fairfield Inn & Suites	0	1,377	8,673	10	10,060	(583)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0	788	11,217	3	12,008	(290)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0	1,440	9,610	1	11,051	(637)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hilton Garden Inn	0	1,397	28,655	59	30,111	(1,224)	2001	Sep-11	3 - 39 yrs.	178
Mason	OH	Hilton Garden Inn	0	1,183	13,722	5	14,910	(659)	2010	Sep-11	3 - 39 yrs.	110
Columbia	SC	TownePlace Suites	0	613	9,937	2	10,552	(576)	2009	Mar-11	3 - 39 yrs.	91
Charleston	SC	Home2 Suites	0	914	12,994	30	13,938	(592)	2011	Nov-11	3 - 39 yrs.	122
Knoxville	TN	Homewood Suites	11,249	1,069	14,948	637	16,654	(691)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0	884	13,738	181	14,803	(669)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	7,089	700	8,081	21	8,802	(401)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0	705	9,062	0	9,767	(350)	2012	Jan-12	3 - 39 yrs.	101
Houston	TX	Courtyard	0	1,263	13,090	0	14,353	(254)	2012	Jul-12	3 - 39 yrs.	124
Round Rock	TX	Homewood Suites	0	2,817	12,743	0	15,560	(623)	2010	Oct-11	3 - 39 yrs.	115
Richmond	VA	SpringHill Suites	0	1,088	9,963	22	11,073	(546)	2008	Jun-11	3 - 39 yrs.	103
Other			0	0	0	579	579	0				0
			$80,777	$44,713	$473,331	$10,449	$528,493	$(21,804)				3,882

	2012	2011
Real estate owned:
Balance as of January 1	$458,214	$0
Acquisitions	61,561	456,483
Improvements	8,718	1,731
Balance at December 31	$528,493	$458,214

	2012	2011
Accumulated depreciation:
Balance as of January 1	$(6,009)	$0
Depreciation expense	(15,795)	(6,009)

Balance at December 31	$(21,804)	$(6,009)

(1) The aggregate cost of real estate for federal income tax purposes is approximately $541 million at December 31, 2012 (unaudited).

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT TEN, INC.

By:	/s/ Glade M. Knight	Date: March 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 6, 2013
Glade M. Knight, Director

By:	/s/ David J. Adams	Date: March 6, 2013
David J. Adams, Director

By:	/s/ Kent W. Colton	Date: March 6, 2013
Kent W. Colton, Director

By:	/s/ R. Garnett Hall, Jr.	Date: March 6, 2013
R. Garnett Hall, Jr., Director

By:	/s/ Anthony Francis Keating, III	Date: March 6, 2013
Anthony Francis Keating, III, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

Index

Exhibit Number	Description of Documents
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

Index

Exhibit Number	Description of Documents
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

Index

Exhibit Number	Description of Documents
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

Index

Exhibit Number	Description of Documents
10.43
Purchase Contract dated as of July 11, 2011 between SASI, LLC, and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.44
Purchase Contract dated as of July 13, 2011 between Omaha Downtown Lodging Investors II, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.45
Purchase Contract dated as of July 13, 2011 between Scottsdale Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed August 12, 2011)

10.46
Purchase Contract dated as of October 28, 2011 between Oceanside Seagate SPE, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.47
Purchase Contract dated as of November 1, 2011 between Dallas Lodging, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.48
Purchase Contract dated as of November 1, 2011 between Grapevine Equity Partners, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.49
Purchase Contract dated as of November 1, 2011 between Sunbelt – I2HA, LLC, et. al. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed November 10, 2011)

10.50
Purchase Contract dated as of July 8, 2010 between Sunbelt – FTH, LLC and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.50 to post-effective amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.51
Assignment of Contract dated as of December 8, 2011 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to post-effective amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.52
Purchase Contract dated as of July 8, 2010 between Sunbelt – TNT, LLC and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.52 to post-effective amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

10.53
Assignment of Contract dated as of January 11, 2012 between Apple Suites Realty Group, Inc. and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to post-effective amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed February 17, 2012)

Index

Exhibit Number	Description of Documents
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
The following materials from Apple REIT Ten, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

________________
* Denotes Compensation Plan.

Index