Form 10-Q
period 2013-03-31
Apple REIT Ten, Inc.
filed 2013-05-07
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares outstanding as of May 1, 2013: 68,107,424

Index

APPLE REIT TEN, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard ® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, Marriott®, SpringHill Suites® by Marriott and Residence Inn® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Homewood Suites® by Hilton, Hilton Garden Inn® and Home2 Suites® by Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $26,291 and $21,804, respectively	$560,405	$506,689
Cash and cash equivalents	109,942	146,530
Restricted cash-furniture, fixtures and other escrows	7,138	9,396
Due from third party managers, net	5,593	2,481
Other assets, net	3,017	2,689
Total Assets	$686,095	$667,785

Liabilities
Notes payable	$80,770	$81,186
Accounts payable and accrued expenses	5,821	7,074
Total Liabilities	86,591	88,260

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 68,111,893 and 64,983,511 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 68,111,893 and 64,983,511 shares, respectively	666,904	636,191
Distributions greater than net income	(67,448)	(56,714)
Total Shareholders' Equity	599,504	579,525

Total Liabilities and Shareholders' Equity	$686,095	$667,785

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Room revenue	$27,637	22,537
Other revenue	3,229	2,285
Total revenue	30,866	24,822

Expenses:
Operating expense	8,058	6,336
Hotel administrative expense	2,628	2,073
Sales and marketing	2,719	2,291
Utilities	1,131	973
Repair and maintenance	1,071	848
Franchise fees	1,246	1,007
Management fees	1,076	811
Property taxes, insurance and other	2,145	1,937
General and administrative	1,017	1,093
Acquisition related costs	1,366	644
Depreciation expense	4,487	3,685
Total expenses	26,944	21,698

Operating income	3,922	3,124

Interest expense, net	(956)	(1,100)

Income before income taxes	2,966	2,024

Income tax expense	(78)	(50)

Net income	$2,888	$1,974

Basic and diluted net income per common share	$0.04	$0.04
Weighted average common shares outstanding - basic and diluted	66,289	45,593

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,888	$1,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,487	3,685
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	30	28
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,095)	(3,504)
Decrease (increase) in other assets, net	292	(134)
Decrease in accounts payable and accrued expenses	(772)	(144)
Net cash provided by operating activities	3,830	1,905

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(54,922)	(13,917)
Deposits and other disbursements for potential acquisitions	(303)	0
Capital improvements	(3,779)	(2,579)
Decrease (increase) in capital improvement reserves	1,886	(214)
Net cash used in investing activities	(57,118)	(16,710)

Cash flows from financing activities:
Net proceeds related to issuance of Units	31,941	55,737
Redemptions of Units	(1,225)	0
Distributions paid to common shareholders	(13,622)	(9,336)
Payments of notes payable	(394)	(343)
Deferred financing costs	0	(132)
Net cash provided by financing activities	16,700	45,926

Increase (decrease) in cash and cash equivalents	(36,588)	31,121

Cash and cash equivalents, beginning of period	146,530	7,079

Cash and cash equivalents, end of period	$109,942	$38,200

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$13,067

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of March 31, 2013, the Company owned 34 hotels located in 15 states with an aggregate of 4,367 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of March 31, 2013, the Company had sold 69.7 million Units for gross proceeds of $762.0 million and proceeds net of offering costs of $683.1 million. Offering costs included $76.2 million in selling commissions and marketing expenses and $2.7 million in other offering costs. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units have been sold or until January 19, 2014, whichever occurs sooner.

Index

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Investment in Real Estate

The Company acquired three hotels during the first three months of 2013. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	$11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Total					485	$54,475

The purchase price for these properties was funded by the Company’s on-going best-efforts offering of Units. The Company also used proceeds from its on-going best-efforts offering to pay approximately $1.4 million in acquisition related costs, including $1.1 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.3 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2013.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

As of March 31, 2013, the Company owned 34 hotels, located in 15 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	9	1,443
Hampton Inn & Suites	6	724
Homewood Suites	4	416
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
Courtyard	2	266
SpringHill Suites	2	206
Marriott	1	310
	34	4,367

Index

At March 31, 2013, the Company’s investment in real estate consisted of the following (in thousands):

Land	$52,740
Building and Improvements	494,931
Furniture, Fixtures and Equipment	37,150
Franchise fees	1,875
586,696
Less Accumulated Depreciation	(26,291)
Investment in real estate, net	$560,405

As of March 31, 2013, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $86.1 million. Of these four hotels, three are under construction and should be completed over the next 10 to 18 months from March 31, 2013. Closing on these three hotels is expected upon completion of construction. The one existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating (a)
Houston, TX	Residence Inn	120	$50	$18,000
Under Construction (b)
Fort Lauderdale, FL (d)	Residence Inn	156	3	23,088
Oklahoma City, OK	Hilton Garden Inn	155	(c)	(c)
Oklahoma City, OK	Homewood Suites	100	(c)	(c)
		531	$353	$86,088

________
(a) This hotel is currently operational and assuming all conditions to closing are met should close within three months from March 31, 2013.
(b)  The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.  Assuming all conditions to closing are met the purchase of these hotels should close over the next 10 to 18 months from March 31, 2013.

(c)  The Hilton Garden Inn and Homewood Suites hotels in Oklahoma City, OK are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $45 million and an initial deposit of $300,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

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

On November 1, 2011, the Company entered into a purchase contract for the potential acquisition of an adjoining Courtyard and TownePlace Suites hotel complex under development in Grapevine, Texas. On March 18, 2013, this contract was terminated. The gross purchase price for the hotels totaled $41.7 million. In connection with the termination of this contract, the initial deposit of $50,000 was repaid to the Company.

Index

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $80.8 million and $84.6 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $81.2 million and $85.8 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2013, payments to ASRG for fees under the terms of this contract have totaled approximately $11.5 million since inception. Of this amount, the Company incurred $1.1 million and $0.5 million for the three months ended March 31, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $0.4 million for each of the three month periods ended March 31, 2013 and 2012. The expenses reimbursed are approximately $0.1 million for each period for costs reimbursed under the contract with ASRG and approximately $0.3 million for each period for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

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

Index

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”). If the closing conditions to the Merger are satisfied, it is anticipated that the Merger will close during the second quarter of 2013. To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. (“A9A”) entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger. As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

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

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in the first three months of 2013 and 2012 were $115,000 and $55,000. On December 5, 2012, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the Merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Entities. The other Apple REIT Entities are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome or timing of this matter as it relates to the other Apple REIT Entities or any of its officers. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million in the first three months of 2013, of which approximately $0.1 million was allocated to the Company.

Index

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through March 31, 2013, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per common share fair market value) and approximately 4.1 million common shares would have been issued.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through March 31, 2013, the Company has redeemed approximately 1.6 million Units in the amount of $16.3 million, including 0.1 million Units in the amount of $1.2 million during the three months ended March 31, 2013. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922
January 2013	938,026	114,200	823,826

Distributions

The Company’s annual distribution rate as of March 31, 2013 was $0.825 per common share, payable monthly. For the three months ended March 31, 2013 and 2012, the Company made distributions of $0.20625 per common share for a total of $13.6 million and $9.3 million.

Index

6.  Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2011 had occurred on the latter of January 1, 2012 or the opening date of the hotel (five of the Company’s hotels opened after January 1, 2012). The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three months ended March 31,
	2013	2012

Total revenues	$33,232	$29,309
Net income	3,877	1,291
Net income per share - basic and diluted	$0.06	$0.03

The pro forma information reflects adjustments for actual revenues and expenses of the eight hotels acquired during 2012 and 2013 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

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

On April 18, 2012, the Company and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

8.  Subsequent Events

In April 2013, the Company declared and paid approximately $4.7 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.5 million. The redemptions represented approximately 60% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During April 2013, the Company closed on the issuance of approximately 0.6 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $7.0 million and proceeds net of selling and marketing costs of approximately $6.3 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The on-going best-efforts offering will continue until all Units are sold or January 19, 2014. As of March 31, 2013, the Company owned 34 hotels (three acquired during the first three months of 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. As the United States economy continues to improve, the hotel industry and the Company are experiencing improvements in both revenues and operating income for comparable hotels as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

Index

The following is a summary of the results from operations of the 34 hotels owned as of March 31, 2013 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue

Total revenue	$30,866	100%	$24,822	100%
Hotel operating expenses	17,929	58%	14,339	58%
Property taxes, insurance and other expense	2,145	7%	1,937	8%
General and administrative expense	1,017	3%	1,093	4%

Acquisition related costs	1,366		644
Depreciation	4,487		3,685
Interest expense, net	956		1,100
Income tax expense	78		50

Number of hotels	34		28
Average Market Yield(1)	131		130
ADR	$114		$112
Occupancy	67%		64%
RevPAR	$77		$72
Total rooms sold(2)	241,466		200,805
Total rooms available(3)	358,496		312,162

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

Index

On April 18, 2012, the Company and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

As noted above, the Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 34 hotels the Company owned as of March 31, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Total					4,367	$574,636

Index

The purchase price for these properties, net of debt assumed was funded by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $82.5 million of debt secured by six of its hotel properties.

The Company also used the proceeds of its on-going best-efforts offering to pay approximately $11.5 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. As of March 31, 2013, the Company owned 34 hotels (of which three were acquired during 2013) with 4,367 rooms as compared to 28 hotels, with a total of 3,504 rooms as of March 31, 2012. As a result, a comparison of 2013 operating results to prior year results is not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels has improved in the first quarter of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2013 and 2012, the Company had total revenue of approximately $30.9 million and $24.8 million. This revenue reflects hotel operations for the 34 hotels acquired through March 31, 2013 for their respective periods of ownership by the Company. For the three months ended March 31, 2013, the hotels achieved combined average occupancy of approximately 67%, ADR of $114 and RevPAR of $77. For the three months ended March 31, 2012, the hotels achieved combined average occupancy of approximately 64%, ADR of $112 and RevPAR of $72. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets have been negatively impacted by reduced government spending, with overall demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the three months ended March 31, 2013 and 2012 was 131 and 130. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

In addition, eight of the hotels owned as of March 31, 2013 have been opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue is below market levels for this period of time.

Index

Expenses

Hotel operating expenses relate to the 34 hotels acquired through March 31, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2013 and 2012, hotel operating expenses totaled approximately $17.9 million and $14.3 million, or 58% of total revenue. As noted above, eight of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at March 31, 2013 will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor benefit costs during the first three months of 2013 as compared to the first three months of 2012 for comparable hotels. These labor benefit costs are likely to continue to grow at increased rates until the associated government regulations surrounding healthcare are developed and implemented. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended March 31, 2013 and 2012 totaled approximately $2.1 million and $1.9 million, or 7% and 8% of total revenue. As discussed above, with the addition of eight newly opened hotels, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes will likely increase if the economy continues to improve and localities reassess property values accordingly.

General and administrative expense for the three months ended March 31, 2013 and 2012 totaled approximately $1.0 million and $1.1 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expenses. During the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.1 million and $0.3 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Companies. The other Apple REIT Companies are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome of this investigation as to the other Apple REIT Companies or its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies. Total costs for these legal matters for all of the Apple REIT Companies were approximately $0.8 million during the three months ended March 31, 2013. The Company anticipates it will continue to incur costs associated with these matters.

Acquisition related costs for the three months ended March 31, 2013 and 2012 were approximately $1.4 million and $0.6 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase is due to the acquisition of three hotels with a total purchase price of $54.5 million in the first three months of 2013 compared to two hotels with a total purchase price of $24.4 million in the first three months of 2012.

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled approximately $4.5 million and $3.7 million. Depreciation expense represents expense of the Company’s 34 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Interest expense during the three months ended March 31, 2013 and 2012 totaled approximately $1.1 million for both periods and is net of approximately $167,000 and $106,000 of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of six of the Company’s hotels (one loan assumption in 2012 and five loan assumptions in 2011). For the three months ended March 31, 2013 and 2012, the Company recognized interest income of approximately $119,000 and $11,000. Interest income represents earnings on excess cash invested in short term money market instruments. The Company had $109.9 million in cash and cash equivalents at March 31, 2013 compared to $38.2 million at March 31, 2012.

Index

 Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2013, payments to ASRG for fees under the terms of this contract have totaled approximately $11.5 million since inception. Of this amount, the Company incurred $1.1 million and $0.5 million for the three months ended March 31, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

In addition to the fees payable to ASRG and A10A, the Company reimbursed A10A or ASRG or paid directly to AFM on behalf of A10A or ASRG approximately $0.4 million for each of the three month periods ended March 31, 2013 and 2012. The expenses reimbursed are approximately $0.1 million for each period for costs reimbursed under the contract with ASRG and approximately $0.3 million for each period for costs reimbursed under the contract with A10A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A10A.

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

Index

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”). If the closing conditions to the Merger are satisfied, it is anticipated that the Merger will close during the second quarter of 2013. To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. (“A9A”) entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger. As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM. The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

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

On occasion, the Company uses, for acquisition, renovation and asset management purposes, a Learjet owned by Apple Air Holding, LLC, which is jointly owned by Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs paid for the usage of the aircraft in the first three months of 2013 and 2012 were $115,000 and $55,000. On December 5, 2012, the Company entered into a membership interest purchase agreement with Apple REIT Six, Inc. for the potential acquisition of a 26% membership interest in Apple Air Holding, LLC for approximately $1.45 million that is expected to close immediately prior to the closing of the Merger. The membership interest, if a closing occurs, will include all rights and obligations of Apple REIT Six, Inc. under Apple Air Holding, LLC’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the potential buyer of Apple REIT Six, Inc. for any liabilities related to the membership interest.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Entities. The other Apple REIT Entities are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome or timing of this matter as it relates to the other Apple REIT Entities or any of its officers. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million in the first three months of 2013, of which approximately $0.1 million was allocated to the Company.

Index

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through March 31, 2013, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per common share fair market value) and approximately 4.1 million common shares would have been issued.

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

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through March 31, 2013, an additional 60.2 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $593.1 million. The Company is continuing its offering at $11.00 per Unit. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units have been sold or until January 19, 2014, whichever occurs sooner. As of March 31, 2013, 112,542,407 Units remained unsold.

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2013 totaled approximately $13.6 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $3.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, a portion of distributions paid through March 31, 2013 have been funded from proceeds from the on-going best-efforts offering of Units, and are expected to be treated as a return of capital for federal income tax purposes.

Index

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

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through March 31, 2013, the Company has redeemed approximately 1.6 million Units in the amount of $16.3 million, including 0.1 million Units in the amount of $1.2 million during the three months ended March 31, 2013. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922
January 2013	938,026	114,200	823,826

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2013, the Company held approximately $4.6 million in reserve for capital expenditures. During the first three months of 2013, the Company invested approximately $3.8 million in capital expenditures and anticipates spending an additional $7 to $10 million for the remainder of 2013 on properties owned at March 31, 2013. The Company does not currently have any existing or planned projects for development.

Index

As of March 31, 2013, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $86.1 million. Of these four hotels, three are under construction and should be completed over the next 10 to 18 months from March 31, 2013. Closing on these three hotels is expected upon completion of construction. The existing hotel is expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating (a)
Houston, TX	Residence Inn	120	$50	$18,000
Under Construction (b)
Fort Lauderdale, FL (d)	Residence Inn	156	3	23,088
Oklahoma City, OK	Hilton Garden Inn	155	(c)	(c)
Oklahoma City, OK	Homewood Suites	100	(c)	(c)
		531	$353	$86,088

________
(a) This hotel is currently operational and assuming all conditions to closing are met should close within three months from March 31, 2013.
(b)  The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.  Assuming all conditions to closing are met the purchase of these hotels should close over the next 10 to 18 months from March 31, 2013.

(c)  The Hilton Garden Inn and Homewood Suites hotels in Oklahoma City, OK are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $45 million and an initial deposit of $300,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

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

Subsequent Events

In April 2013, the Company declared and paid approximately $4.7 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.5 million. The redemptions represented approximately 60% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During April 2013, the Company closed on the issuance of approximately 0.6 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $7.0 million and proceeds net of selling and marketing costs of approximately $6.3 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2013, of $109.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.1 million, all other factors remaining the same.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2013.  All amounts are in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	60,185	Units	$11 per Unit	662,034
Totals:	69,709	Units		762,034

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission				76,203
2. Expenses of underwriters				-
3. Direct or indirect payments to directors or officers of the Company or their
associates, to ten percent shareholders, or to affiliates of the Company				-
4. Fees and expenses of third parties				2,706
Total Expenses of Issuance and Distribution of Common Shares				78,909
Net Proceeds to the Company				$683,125

1. Purchase of real estate (net of debt proceeds and repayment)				$497,695
2. Deposits and other costs associated with potential real estate acquisitions				424
3. Repayment of other indebtedness, including interest expense paid				9,303
4. Investment and working capital				163,111
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)				1,099
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)				11,493
6. Fees and expenses of third parties				-
7. Other				-
Total of Application of Net Proceeds to the Company				$683,125

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

Index

Since inception of the program through March 31, 2013, the Company has redeemed approximately 1.6 million Units in the amount of $16.3 million. During the three months ended March 31, 2013, the Company redeemed approximately 0.1 million Units in the amount of $1.2 million. As contemplated in the program, beginning with the October 2012 redemption, the Company redeemed Units on a pro-rata basis with approximately 8% of the amount requested redeemed in the fourth quarter of 2012 and 12% in the first quarter of 2013, leaving approximately 0.8 million Units requested but not redeemed as of the last scheduled redemption date in the first quarter of 2013 (January 2013). Prior to October 2012, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from its on-going best-efforts offering of Units from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

April 2012	474,466	474,466	0
July 2012	961,236	961,236	0
October 2012	617,811	46,889	570,922
January 2013	938,026	114,200	823,826

The following is a summary of redemptions during the first quarter of 2013 (no redemptions occurred in February and March of 2013).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2013	114,200	$10.73	114,200		(1)

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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index