Form 10-Q
period 2013-09-30
Apple REIT Ten, Inc.
filed 2013-11-06
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares outstanding as of November 1, 2013: 76,856,889

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

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $36,886 and $21,804, respectively	$675,130	$506,689
Energy investment	100,329	0
Cash and cash equivalents	0	146,530
Restricted cash-furniture, fixtures and other escrows	5,137	9,396
Due from third party managers, net	6,432	2,481
Other assets, net	7,420	2,689
Total Assets	$794,448	$667,785

Liabilities
Credit facility	$35,103	$0
Notes payable	79,972	81,186
Accounts payable and accrued expenses	9,123	7,074
Total Liabilities	124,198	88,260

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 76,577,211 and 64,983,511 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 76,577,211 and 64,983,511 shares, respectively	750,049	636,191
Distributions greater than net income	(79,847)	(56,714)
Total Shareholders' Equity	670,250	579,525

Total Liabilities and Shareholders' Equity	$794,448	$667,785

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Room revenue	$40,166	$29,627	$104,647	$80,422
Other revenue	3,595	2,855	10,922	8,004
Total revenue	43,761	32,482	115,569	88,426

Expenses:
Operating expense	11,028	8,069	28,956	21,763
Hotel administrative expense	3,359	2,491	8,967	6,887
Sales and marketing	3,841	2,826	10,015	7,716
Utilities	1,695	1,324	4,094	3,326
Repair and maintenance	1,656	1,039	4,088	2,901
Franchise fees	1,862	1,283	4,810	3,531
Management fees	1,345	1,016	3,691	2,743
Property taxes, insurance and other	2,959	1,834	7,822	5,880
General and administrative	1,119	1,148	3,305	3,470
Acquisition related costs	2,935	607	4,904	1,541
Depreciation expense	5,748	4,094	15,082	11,582
Total expenses	37,547	25,731	95,734	71,340

Operating income	6,214	6,751	19,835	17,086

Investment income	3,533	73	4,467	134
Interest expense	(1,478)	(1,213)	(3,802)	(3,596)

Income before income taxes	8,269	5,611	20,500	13,624

Income tax expense	(87)	(92)	(244)	(231)

Net income	$8,182	$5,519	$20,256	$13,393

Basic and diluted net income per common share	$0.11	$0.09	$0.29	$0.26
Weighted average common shares outstanding - basic and diluted	74,887	58,701	70,308	52,066

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	NIne Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,256	$13,393
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,082	11,582
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	197	140
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,050)	(3,344)
(Increase) decrease in other assets, net	(927)	156
Increase in accounts payable and accrued expenses	1,930	1,109
Net cash provided by operating activities	32,488	23,036

Cash flows used in investing activities:
Cash paid for energy investment	(100,000)	0
Cash paid for the acquisition of hotel properties	(177,379)	(51,226)
Deposits and other disbursements for potential acquisitions, net	(1,528)	(72)
Capital improvements	(6,543)	(5,241)
Decrease in capital improvement reserves	4,044	648
Investment in other assets	(1,450)	0
Net cash used in investing activities	(282,856)	(55,891)

Cash flows from financing activities:
Net proceeds related to issuance of Units	128,409	198,532
Redemptions of Units	(14,611)	(14,546)
Distributions paid to common shareholders	(43,389)	(32,011)
Net proceeds from credit facility	35,103	0
Payments of notes payable	(1,144)	(1,048)
Deferred financing costs	(530)	(132)
Net cash provided by financing activities	103,838	150,795

Increase (decrease) in cash and cash equivalents	(146,530)	117,940

Cash and cash equivalents, beginning of period	146,530	7,079

Cash and cash equivalents, end of period	$0	$125,019

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$13,067

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in a variable interest entity through its energy investment and its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of its benefits, and therefore does not consolidate the entities. As of September 30, 2013, the Company owned 43 hotels located in 17 states with an aggregate of 5,452 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Index

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of September 30, 2013, the Company had sold 79.5 million Units for gross proceeds of $869.6 million and proceeds net of offering costs of $779.6 million. Offering costs included $87.0 million in selling commissions and marketing expenses and $3.1 million in other offering costs. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units have been sold or until January 19, 2014, whichever occurs sooner.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Investment in Real Estate

The Company acquired 12 hotels during the first nine months of 2013. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	$11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Total					1,570	$176,775

The purchase price for these properties was funded by the Company’s on-going best-efforts offering of Units and borrowings under the Company’s unsecured revolving credit facility. The Company also used proceeds from its on-going best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $4.9 million in acquisition related costs, including $3.5 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $1.4 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2013.

For the 12 hotels acquired during the first nine months of 2013, the amount of revenue and operating income (excluding acquisition related costs totaling $4.8 million) included in the Company’s consolidated income statement from the acquisition date to the period ending September 30, 2013 was approximately $14.9 million and $2.2 million, respectively.

Index

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

 In connection with the acquisitions of the Phoenix, Arizona Hampton Inn & Suites and Homewood Suites hotels in July 2013, the Company assumed two land leases with remaining lease terms of 87 years. The leases were valued at below market rates and as a result the Company recorded in-place favorable lease assets totaling $0.6 million which are included in other assets in the Company’s consolidated balance sheets. The amounts are being amortized over the remaining lease terms. As of September 30, 2013 the remaining minimum lease payments are approximately $16.0 million.

No goodwill was recorded in connection with any of the acquisitions.

As of September 30, 2013, the Company owned 43 hotels, located in 17 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	10	1,563
Hampton Inn & Suites	8	988
Homewood Suites	8	870
TownePlace Suites	4	388
Courtyard	3	393
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	310
Residence Inn	1	120
	43	5,452

At September 30, 2013, the Company’s investment in real estate consisted of the following (in thousands):

Land	$65,358
Building and Improvements	597,957
Furniture, Fixtures and Equipment	45,736
Franchise fees	2,965
712,016
Less Accumulated Depreciation	(36,886)
Investment in real estate, net	$675,130

As of September 30, 2013, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $155.9 million. Of these seven hotels, four are under construction and should be completed over the next two to 12 months from September 30, 2013. Closing on these four hotels is expected upon completion of construction. The three existing hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Index

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating (a)
Colorado Springs, CO	Hampton Inn & Suites	101	$200	$11,500	(b)
Franklin Cool Springs, TN	Courtyard	126	(c)	(c)	(b)
Franklin Cool Springs, TN	Residence Inn	124	(c)	(c)	(b)
Under Construction (d)
Dallas, TX	Homewood Suites	130	200	25,350
Fort Lauderdale, FL (e)	Residence Inn	156	3	23,088
Oklahoma City, OK	Hilton Garden Inn	155	(f)	(f)
Oklahoma City, OK	Homewood Suites	100	(f)	(f)
		892	$1,103	$155,938

(a)   These hotels are currently operational and assuming all conditions to closing are met should close within three months from September 30, 2013.

(b)   Purchase contracts for these hotels require the Company to assume approximately $38.8 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

(c)   The Courtyard and Residence Inn hotels in Franklin Cool Springs, TN are located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $51 million and an initial deposit of $400,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(d)   The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.  Assuming all conditions to closing are met the purchase of these    hotels should close over the next 2 to 12 months from September 30, 2013.

(e)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(f)    The Hilton Garden Inn and Homewood Suites hotels in Oklahoma City, OK are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $45 million and deposits of $300,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and borrowings under the Company’s credit facility if a closing occurs.

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

Index

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment is classified as a held-to-maturity debt security and accounted for under the cost method. As of September 30, 2013, the carrying value of the Company’s Energy Investment was $100.3 million. For the three and nine months ended September 30, 2013, total distributions earned on the Energy Investment were $3.5 million and $4.3 million, including $2.5 million and $3.1 million of monthly distributions and $1.0 million and $1.2 million of deferred distributions, which are included in investment income in the Company’s consolidated statements of operations.

4.  Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

On the day of closing of the credit facility, the Company borrowed $54.0 million under the credit facility, of which $53.6 million was used to fund a portion of the aggregate purchase price of eight hotels that closed on July 26, 2013 and $0.4 million was used to pay loan origination costs, which are being amortized as interest expense through the July 2015 maturity date.As of September 30, 2013, the credit facility had an outstanding principal balance of $35.1 million and an annual interest rate of approximately 2.43%.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

•	Minimum Net Worth shall not be less than $450 million;
•	Total Indebtedness to Total Asset Value must not exceed 50%;
•	Total Secured Indebtedness to Total Asset Value must not exceed 30%;
•	Ratio of Adjusted Net Operating Income to Fixed Charges for the four trailing quarters must equal or exceed two;
•	Ratio of Adjusted Net Operating Income attributable to Unencumbered Hotels to Implied Debt Service for the four trailing quarters must equal or exceed two;
•	Distributions cannot exceed $0.825 per share per year;
•	Additional Unsecured Indebtedness (other than this credit facility) shall not exceed $2.5 million; and
•	Unencumbered Leverage Ratio must be less than 45%.

The Company was in compliance with each of these covenants at September 30, 2013.

Index

5.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and Energy Investment by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. At September 30, 2013, the carrying value of the Company’s Energy Investment as discussed in note 3 approximated fair value. As of September 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $115.1 million and $119.4 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $81.2 million and $85.8 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party, the Company’s Energy Investment, and Apple REIT Nine, Inc.’s subcontract agreement with Apple Ten Advisors, Inc. discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Nine. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Seven and Apple Eight.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”). Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Officer of Apple Six.

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2013, payments to ASRG for fees under the terms of this contract have totaled approximately $13.9 million since inception. Of this amount, the Company incurred $3.5 million and $1.2 million for the nine months ended September 30, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.

Index

A10A Agreement

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through Apple Fund Management LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.6 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

On August 8, 2013, Apple Seven, Apple Eight and Apple Nine announced that they have entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) pursuant to which Apple Seven and Apple Eight will merge into Apple Nine in two merger transactions (the “Mergers”), and that as a result of this transaction, Apple Nine will become self-advised and each of Apple Seven, Apple Eight and Apple Nine will terminate its advisory agreements with its advisors. Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Nine entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A will subcontract its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Nine. The Subcontract Agreement provides that, from and after the effective time of the Mergers, Apple Nine will provide to the Company the advisory services contemplated under the Advisory Agreement and Apple Nine will receive the fees and expenses payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no effect on the Company’s contract with A10A.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Nine on behalf of ASRG or A10A, approximately $1.3 million and $1.2 million for the nine months ended September 30, 2013 and 2012. The expenses reimbursed were approximately $0.4 million and $0.4 million, respectively, for costs reimbursed under the contract with ASRG and approximately $0.9 million and $0.8 million, respectively, for costs reimbursed under the contract with A10A in each period. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Nine at the direction of A10A.

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Index

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies has agreed to reimburse Apple Nine for its share of these costs. From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $0.1 million (included above in the total costs of $1.3 million related to the Company’s agreements with A10A and ASRG) for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings discussed herein for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.2 million for the first nine months of 2013, of which approximately $0.2 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of September 30, 2013 is a 26% equity investment in Apple Air. The other current members of Apple Air are Apple Seven, Apple Eight and Apple Nine. In connection with the A6 Merger, on May 13, 2013, the Company acquired its membership interest in Apple Air from Apple Six for approximately $1.45 million. The membership interest includes all rights and obligations previously held by Apple Six under Apple Air’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the buyer of Apple Six for any liabilities related to the membership interest. The Company’s equity investment was approximately $1.3 million as of September 30, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2013, the Company recorded a loss of approximately $109,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Additionally, prior to May 13, 2013, the Company, on occasion, used the Learjet owned by Apple Air for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the nine months ended September 30, 2013 and 2012 were $218,000 and $133,000.

Index

Energy Investment

The Company’s Preferred Interest investment in CCE was identified by an unaffiliated entity in which one of the Company’s Board of Directors is a partner. The entity earned a finder’s fee from the Common Member.

7.  Shareholders’ Equity

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through September 30, 2013, if a triggering event had occurred, expense would have ranged from $0 to $51.2 million (assumes $11 per common share fair market value) and approximately 4.7 million common shares would have been issued.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through September 30, 2013, the Company has redeemed approximately 2.9 million Units in the amount of $29.7 million, including 1.4 million Units in the amount of $14.6 million and 1.4 million Units in the amount of $14.5 million during the nine months ended September 30, 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and in July 2013, the scheduled redemption date for the third quarter of 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0

Index

Distributions

The Company’s annual distribution rate as of September 30, 2013 was $0.825 per common share, payable monthly. For the three months ended September 30, 2013 and 2012, the Company made distributions of $0.20625 per common share for a total of $15.4 million and $12.1 million. For the nine months ended September 30, 2013 and 2012, the Company made distributions of $0.61875 per common share for a total of $43.4 million and $32.0 million.

8.  Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2013 and 2012 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2011 had occurred on the latter of January 1, 2012 or the opening date of the hotel (six of the Company’s hotels opened after January 1, 2012). The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total revenues	$45,630	$43,313	$136,617	$123,537
Net income	11,351	7,299	28,986	15,244
Net income per share - basic and diluted	$0.15	$0.11	$0.40	$0.25

The pro forma information reflects adjustments for actual revenues and expenses of the 17 hotels acquired during 2012 and 2013 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

9.  Legal Proceedings

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

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

10.  Subsequent Events

In October 2013, the Company declared and paid approximately $5.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.2 million, representing 100% of the requested Unit redemptions.

During October 2013, the Company closed on the issuance of approximately 0.9 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $9.8 million and proceeds net of selling and marketing costs of approximately $8.8 million.

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

Overview

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The on-going best-efforts offering will continue until all Units are sold or January 19, 2014. As of September 30, 2013, the Company owned 43 hotels (12 acquired during the first nine months of 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. As the United States economy continues to improve, the hotel industry and the Company are experiencing improvements in both revenues and operating income for comparable hotels as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States (including the “sequester,” tax increases and potential government spending cuts), the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels with the trend expected to continue in 2014.

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

The following is a summary of the results from operations of the 43 hotels owned as of September 30, 2013 for their respective periods of ownership by the Company:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	2013	Percent of Revenue	2012	Percent of Revenue

Total revenue	$43,761	100%	$32,482	100%	$115,569	100%	$88,426	100%
Hotel operating expenses	24,786	57%	18,048	56%	64,621	56%	48,867	55%
Property taxes, insurance and other expense	2,959	7%	1,834	6%	7,822	7%	5,880	7%
General and administrative expense	1,119	3%	1,148	4%	3,305	3%	3,470	4%

Acquisition related costs	2,935		607		4,904		1,541
Depreciation	5,748		4,094		15,082		11,582
Investment income	3,533		73		4,467		134
Interest expense	1,478		1,213		3,802		3,596
Income tax expense	87		92		244		231

Number of hotels	43		31		43		31
Average Market Yield(1)	127		126		126		126
ADR	$114		$115		$116		$114
Occupancy	74%		73%		73%		71%
RevPAR	$84		$84		$85		$81
Total rooms sold(2)	352,807		258,251		905,011		702,544
Total rooms available(3)	477,730		351,749		1,236,348		987,781

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

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 43 hotels the Company owned as of September 30, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Total					5,452	$696,936

Index

The purchase price for these properties, net of debt assumed was funded by the Company’s on-going best-efforts offering of Units and borrowings under its unsecured revolving credit facility. The Company assumed approximately $82.5 million of debt secured by six of its hotel properties.

The Company also used the proceeds of its on-going best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $13.9 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

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

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment is classified as a held-to-maturity debt security and accounted for under the cost method. As of September 30, 2013, the carrying value of the Company’s Energy Investment was $100.3 million. For the three and nine months ended September 30, 2013, total distributions earned on the Energy Investment were $3.5 million and $4.3 million, including $2.5 million and $3.1 million of monthly distributions and $1.0 million and $1.2 million of deferred distributions, which are included in investment income in the Company’s consolidated statements of operations.

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. As of September 30, 2013, the Company owned 43 hotels (of which 12 were acquired during 2013) with 5,452 rooms as compared to 31 hotels, with a total of 3,882 rooms as of September 30, 2012. As a result, a comparison of 2013 operating results to prior year results is not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels has improved in the first nine months of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012 and into 2014.

Index

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2013 and 2012, the Company had total revenue of approximately $43.8 million and $32.5 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company had total revenue of $115.6 million and $88.4 million, respectively. This revenue reflects hotel operations for the 43 hotels acquired through September 30, 2013 for their respective periods of ownership by the Company. For the three months ended September 30, 2013 and 2012, the hotels achieved combined average occupancy of approximately 74% and 73%, ADR of $114 and $115 and RevPAR of $84 for both periods. For the nine months ended September 30, 2013 and 2012, the hotels achieved combined average occupancy of approximately 73% and 71%, ADR of $116 and $114 and RevPAR of $85 and $81. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets have been negatively impacted by reduced government spending, with overall demand and room rate improvement of comparable hotels, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels with the trend expected to continue in 2014. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the nine months ended September 30, 2013 and 2012 was 126 in both periods. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

In addition, nine of the hotels owned as of September 30, 2013 have been opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue is below market levels for this period of time.

Expenses

Hotel operating expenses relate to the 43 hotels acquired through September 30, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2013 and 2012, hotel operating expenses totaled approximately $24.8 million or 57% of total revenue and $18.0 million, or 56% of total revenue. For the nine months ended September 30, 2013 and 2012, hotel operating expenses totaled approximately $64.6 million, or 56% of total revenue, and $48.9 million, or 55% of total revenue. As noted above, nine of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at September 30, 2013 will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor benefit costs during the first nine months of 2013 as compared to the first nine months of 2012 for comparable hotels. These labor benefit costs are likely to continue to grow at increased rates until the associated new government regulations surrounding healthcare are developed and implemented. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended September 30, 2013 and 2012 totaled approximately $3.0 million, or 7% of total revenue, and $1.8 million, or 6% of total revenue. For the nine months ended September 30, 2013 and 2012, property taxes, insurance, and other expense totaled $7.8 million and $5.9 million, or 7% of total revenue. As discussed above, with the addition of nine newly opened hotels, property taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy.

Index

General and administrative expense for the three months ended September 30, 2013 and 2012 totaled approximately $1.1 million in each period. For the nine months ended September 30, 2013 and 2012, general and administrative expense totaled $3.3 million and $3.5 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees and reporting expenses. During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.2 million and $0.7 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Although the Company believes it is currently not the focus of the SEC investigation, the Company’s officers are the same officers as the other Apple REIT Entities. The other Apple REIT Entities are engaging in a dialogue with the SEC staff concerning the issues noted and the roles of certain officers. At this time, the Company cannot predict the outcome of this investigation as to the other Apple REIT Entities or its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.2 million and $5.7 million during the nine months ended September 30, 2013 and 2012. The Company anticipates it will continue to incur costs associated with these matters.

Acquisition related costs for the three months ended September 30, 2013 and 2012 were approximately $2.9 million and $0.6 million. For the nine months ended September 30, 2013 and 2012, acquisition related costs were $4.9 million and $1.5 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase is due to the acquisition of 12 hotels with a total purchase price of $176.8 million in the first nine months of 2013 compared to five hotels with a total purchase price of $61.9 million in the first nine months of 2012.

Depreciation expense for the three months ended September 30, 2013 and 2012 totaled approximately $5.7 million and $4.1 million. For the nine months ended September 30, 2013 and 2012, depreciation expense was $15.1 million and $11.6 million. Depreciation expense represents expense of the Company’s 43 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Investment income for the three months ended September 30, 2013 and 2012 totaled $3.5 million and $0.1 million. For the nine months ended September 30, 2013 and 2012, investment income totaled $4.5 million and $0.1 million. Investment income for the three and nine months ended September 30, 2013 included $3.5 million and $4.3 million of total distributions earned on the Company’s Energy Investment. Investment income also includes earnings on excess cash invested in short term money market instruments.

Interest expense during the three months ended September 30, 2013 and 2012 totaled approximately $1.5 million and $1.2 million. For the nine months ended September 30, 2013 and 2012, interest expense totaled $3.8 million and $3.6 million and, in both periods, is net of approximately $0.2 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of six of the Company’s hotels (one loan assumption in 2012 and five loan assumptions in 2011) and, beginning in July 2013, borrowings on the Company’s $100 million credit facility.

 Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party, the Company’s Energy Investment, and Apple REIT Nine, Inc.’s subcontract agreement with Apple Ten Advisors, Inc. discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Nine. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Seven and Apple Eight.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”). Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Officer of Apple Six.

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2013, payments to ASRG for fees under the terms of this contract have totaled approximately $13.9 million since inception. Of this amount, the Company incurred $3.5 million and $1.2 million for the nine months ended September 30, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.

A10A Agreement

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through Apple Fund Management LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.6 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

On August 8, 2013, Apple Seven, Apple Eight and Apple Nine announced that they have entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) pursuant to which Apple Seven and Apple Eight will merge into Apple Nine in two merger transactions (the “Mergers”), and that as a result of this transaction, Apple Nine will become self-advised and each of Apple Seven, Apple Eight and Apple Nine will terminate its advisory agreements with its advisors. Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Nine entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A will subcontract its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Nine. The Subcontract Agreement provides that, from and after the effective time of the Mergers, Apple Nine will provide to the Company the advisory services contemplated under the Advisory Agreement and Apple Nine will receive the fees and expenses payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no effect on the Company’s contract with A10A.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Nine on behalf of ASRG or A10A, approximately $1.3 million and $1.2 million for the nine months ended September 30, 2013 and 2012. The expenses reimbursed were approximately $0.4 million and $0.4 million, respectively, for costs reimbursed under the contract with ASRG and approximately $0.9 million and $0.8 million, respectively, for costs reimbursed under the contract with A10A in each period. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Nine at the direction of A10A.

Index

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies has agreed to reimburse Apple Nine for its share of these costs. From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $0.1 million (included above in the total costs of $1.3 million related to the Company’s agreements with A10A and ASRG) for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings discussed herein for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.2 million for the first nine months of 2013, of which approximately $0.2 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $0.7 million was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of September 30, 2013 is a 26% equity investment in Apple Air. The other current members of Apple Air are Apple Seven, Apple Eight and Apple Nine. In connection with the A6 Merger, on May 13, 2013, the Company acquired its membership interest in Apple Air from Apple Six for approximately $1.45 million. The membership interest includes all rights and obligations previously held by Apple Six under Apple Air’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the buyer of Apple Six for any liabilities related to the membership interest. The Company’s equity investment was approximately $1.3 million as of September 30, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2013, the Company recorded a loss of approximately $109,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Additionally, prior to May 13, 2013, the Company, on occasion, used the Learjet owned by Apple Air for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the nine months ended September 30, 2013 and 2012 were $218,000 and $133,000.

Energy Investment

The Company’s Preferred Interest investment in CCE was identified by an unaffiliated entity in which one of the Company’s Board of Directors is a partner. The entity earned a finder’s fee from the Common Member.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through September 30, 2013, if a triggering event had occurred, expense would have ranged from $0 to $51.2 million (assumes $11 per common share fair market value) and approximately 4.7 million common shares would have been issued.

Liquidity and Capital Resources

Capital Resources

The Company’s principal sources of liquidity are the proceeds of its on-going best-efforts offering, the cash flow generated from properties the Company has or will acquire, distributions received on its Energy Investment and its $100 million revolving credit facility. In addition, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors.

Index

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through September 30, 2013, an additional 70.0 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $689.6 million. The Company is continuing its offering at $11.00 per Unit. On January 4, 2013, the Board of Directors approved the extension of the offering until January 19, 2014. As a result, the offering will continue until all Units have been sold or until January 19, 2014, whichever occurs sooner. As of September 30, 2013, 102,761,455 Units remained unsold.

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

On the day of closing of the credit facility, the Company borrowed $54.0 million under the credit facility, of which $53.6 million was used to fund a portion of the aggregate purchase price of eight hotels that closed on July 26, 2013 and $0.4 million was used to pay loan origination costs. As of September 30, 2013, the credit facility had an outstanding principal balance of $35.1 million and an annual interest rate of approximately 2.43%.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

•	Minimum Net Worth shall not be less than $450 million;
•	Total Indebtedness to Total Asset Value must not exceed 50%;
•	Total Secured Indebtedness to Total Asset Value must not exceed 30%;
•	Ratio of Adjusted Net Operating Income to Fixed Charges for the four trailing quarters must equal or exceed two;
•	Ratio of Adjusted Net Operating Income attributable to Unencumbered Hotels to Implied Debt Service for the four trailing quarters must equal or exceed two;
•	Distributions cannot exceed $0.825 per share per year;
•	Additional Unsecured Indebtedness (other than this credit facility) shall not exceed $2.5 million; and
•	Unencumbered Leverage Ratio must be less than 45%.

The Company was in compliance with each of these covenants at September 30, 2013.

Capital Uses

The Company anticipates that cash flow from operations, distributions from the Company’s Energy Investment, availability under its $100 million revolving credit facility and available additional financing will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, assumed secured debt, borrowings under its credit facility and available additional financing to purchase the hotels under contract if a closing occurs.

Index

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2013 totaled approximately $43.4 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $32.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, a portion of distributions paid through September 30, 2013 have been funded from proceeds from the on-going best-efforts offering of Units and borrowings under its credit facility, and are expected to be treated as a return of capital for federal income tax purposes.

In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions to date have been funded with proceeds from the offering of Units and borrowings under its credit facility, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through September 30, 2013, the Company has redeemed approximately 2.9 million Units in the amount of $29.7 million, including 1.4 million Units in the amount of $14.6 million and 1.4 million Units in the amount of $14.5 million during the nine months ended September 30, 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and in July 2013, the scheduled redemption date for the third quarter of 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0

Index

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2013, the Company held approximately $2.4 million in reserve for capital expenditures. During the first nine months of 2013, the Company invested approximately $6.5 million in capital expenditures and anticipates spending an additional $13-16 million through 2014 on properties owned at September 30, 2013. The Company does not currently have any existing or planned projects for development.

As of September 30, 2013, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $155.9 million. Of these seven hotels, four are under construction and should be completed over the next two to 12 months from September 30, 2013. Closing on these four hotels is expected upon completion of construction. The three existing hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating (a)
Colorado Springs, CO	Hampton Inn & Suites	101	$200	$11,500	(b)
Franklin Cool Springs, TN	Courtyard	126	(c)	(c)	(b)
Franklin Cool Springs, TN	Residence Inn	124	(c)	(c)	(b)
Under Construction (d)
Dallas, TX	Homewood Suites	130	200	25,350
Fort Lauderdale, FL (e)	Residence Inn	156	3	23,088
Oklahoma City, OK	Hilton Garden Inn	155	(f)	(f)
Oklahoma City, OK	Homewood Suites	100	(f)	(f)
		892	$1,103	$155,938

(a)   These hotels are currently operational and assuming all conditions to closing are met should close within three months from September 30, 2013.

(b)   Purchase contracts for these hotels require the Company to assume approximately $38.8 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

(c)   The Courtyard and Residence Inn hotels in Franklin Cool Springs, TN are located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $51 million and an initial deposit of $400,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

(d)   The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.  Assuming all conditions to closing are met the purchase of these hotels should close over the next 2 to 12 months from September 30, 2013.

(e)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(f)    The Hilton Garden Inn and Homewood Suites hotels in Oklahoma City, OK are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $45 million and deposits of $300,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

It is anticipated that the purchase price, less any debt assumed, for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and borrowings under the Company’s credit facility if a closing occurs.

Index

As discussed above in Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.

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

Subsequent Events

In October 2013, the Company declared and paid approximately $5.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.2 million, representing 100% of the requested Unit redemptions.

During October 2013, the Company closed on the issuance of approximately 0.9 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $9.8 million and proceeds net of selling and marketing costs of approximately $8.8 million.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at September 30, 2013 of $35.1 million, every 100 basis points change in interest rates could impact the Company’s annual net income by approximately $0.4 million, all other factors remaining the same. The Company’s cash balance at September 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 1A.  Risk Factors

The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2012 Annual Report and described below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2012 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could be negatively affected. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

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

Index

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company has registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of September 30, 2013.  All amounts are in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	69,966	Units	$11 per Unit	769,624
Totals:	79,490	Units		869,624

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission				86,962
2. Expenses of underwriters				-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				-
4. Fees and expenses of third parties				3,069
Total Expenses of Issuance and Distribution of Common Shares				90,031
Net Proceeds to the Company				$779,593

1. Purchase of real estate (net of debt proceeds assumed and repayment)				$620,152
2. Deposits and other costs associated with potential real estate acquisitions				1,650
3. Purchase of Preferred Membership Interest in energy company				100,000
4. Repayment of other indebtedness, including interest expense paid				12,664
5. Investment and working capital				29,693
6. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)				1,495
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)				13,939
7. Fees and expenses of third parties				-
8. Other				-
Total of Application of Net Proceeds to the Company				$779,593

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

Index

Since inception of the program through September 30, 2013, the Company has redeemed approximately 2.9 million Units in the amount of $29.7 million. During the nine months ended September 30, 2013, the Company redeemed approximately 1.4 million Units in the amount of $14.6 million. As contemplated in the program, beginning with the October 2012 redemption, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the amount requested redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, and 60% in the second quarter of 2013. Prior to October 2012 and in July 2013, the scheduled redemption date for the third quarter of 2013, the Company redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations, proceeds from its on-going best-efforts offering of Units and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0

The following is a summary of redemptions during the third quarter of 2013 (no redemptions occurred in August and September of 2013).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2013	677,855	$10.16	677,855		(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

3.1
Articles of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2
Bylaws of the Registrant, as amended.  (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.56
Purchase Contract dated as of May 15, 2013 between CHMK Oklahoma Hotel Partners, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.57
Purchase Contract dated as of May 15, 2013 between CHGM Denton Hotel Partners, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.58
Purchase Contract dated as of May 15, 2013 between CHSP Hotel Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.59
Purchase Contract dated as of May 15, 2013 between CHMK Cool Springs Hotel Partners, LLC and CHMK Franklin Hotel Partners, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.60
Purchase Contract dated as of May 21, 2013 between Maple Grove Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.60 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.61
Purchase Contract dated as of May 21, 2013 between Deer Valley Lodging Investors, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.61 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.62
Purchase Contract dated as of May 21, 2013 between Deer Valley Hotel Investors II, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.62 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.63
Purchase Contract dated as of May 21, 2013 between Phoenix Southwest Lodging Investors I, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.63 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.64
Purchase Contract dated as of May 21, 2013 between Omaha Downtown Lodging Investors IV, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.64 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

Index

10.65
Purchase Contract dated as of May 21, 2013 between Omaha Downtown Lodging Investors III, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.65 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.66
Limited Liability Company Agreement of Cripple Creek Energy, LLC dated as of June 6, 2013 between Eastern Colorado Holdings, LLC and Apple Ten Ventures Services, Inc. (Incorporated by reference to Exhibit 10.66 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.67
Credit Agreement dated as of July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.67 to current report on Form 8-K (SEC File No. 000-54651) filed July 31, 2013)

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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)