Form 10-K
period 2013-12-31
Apple REIT Ten, Inc.
filed 2014-03-12
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒            Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended December 31, 2013
or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 There is currently no established public trading market in which the Company’s common shares are traded. Based upon the price that the Company’s common equity last sold, which was $11, on June 30, 2013, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $813,499,000. Also, in June 2013, there were 47,622 Units acquired at $5.25 per Unit through a tender offer. The Company does not have any non-voting common equity.

 The number of common shares outstanding on March 1, 2014, was 80,815,752.

Documents Incorporated by Reference.

 The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 15, 2014.

Index

APPLE REIT TEN, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn and Suites® by Marriott, Marriott®, Residence Inn® by Marriott, SpringHill Suites® by Marriott and TownePlace Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Hilton Garden Inn®, Home2 Suites® by Hilton and Homewood Suites® by Hilton trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and the ability of the Company to realize its anticipated return on its energy investment as well as the ability of the underlying business to implement its operating strategy, which is subject to numerous government regulations and other risks inherent in the oil and gas industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. This includes the risk factors described in the Company’s Form S-11, filed with the SEC on January 17, 2014. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.               Business

The Company is a Virginia corporation that was formed in August 2010 to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on January 27, 2011. The Company began operations on March 4, 2011 when it purchased its first hotel. As of December 31, 2013, the Company owned 47 hotels operating in 17 states with an aggregate of 5,933 rooms.

As of December 31, 2013, the Company held a $100 million preferred interest in an energy company formed in June 2013 (Cripple Creek Energy, LLC) that’s sole purpose is to acquire, own, manage, operate, develop, drill and dispose of oil and gas leasehold acreage and produce and sell oil, gas and other minerals. Until the preferred interest is redeemed by the energy company, the Company is entitled to receive monthly distributions at an annual return of 10%, and deferred distributions at an annual return of 4%, paid monthly or upon redemption of the preferred interest.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Chartwell Hospitality, LLC (“Chartwell”), LBAM Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), North Central Hospitality, LLC (“North Central”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) and White Lodging Services Corporation (“White”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this report for the consolidated financial statements.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions, internal growth and selective hotel renovation. The acquisition strategy includes purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, with the potential for high levels of

Index

customer satisfaction, strong operating margins and cash flow growth. Although the Company’s primary focus is hotels, the Company may pursue other advantageous investment opportunities for income-producing real estate, such as its $100 million preferred interest in an energy company. With an acquisition focus on select service hotels, and an internal growth strategy which includes utilizing the Company’s asset management expertise to improve the quality of its hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, the Company believes it has and will continue to improve revenue and operating performance of an individual hotel in its local market. Also, when cost effective, the Company renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and renovations, and strong asset management of its portfolio will improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2013, the Company owned 47 hotels (16 of which were acquired during 2013, five acquired during 2012 and 26 acquired during 2011). In addition, as of December 31, 2013, the Company had entered into contracts for the purchase of three additional hotels, which were under construction, for a total purchase price of approximately $68.1 million. Two of the hotels, which opened in January 2014, were acquired on January 31, 2014. The remaining hotel should be completed during 2014. Closing on this hotel is expected upon completion of construction. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract.

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013, and the remaining $20 million was funded on July 2, 2013. The terms of the Preferred Interest include a distribution to be paid monthly at an annual return of 10% and a deferred distribution at an annual return of 4% paid monthly or upon redemption of the Preferred Interest. CCE is required to redeem the Preferred Interest on June 1, 2014, but may elect to extend that date to June 1, 2015. CCE is also permitted to redeem the Preferred Interest in whole or in part at any time. The Preferred Interest ranks senior to any other equity in CCE and CCE’s organizational documents limit its permitted indebtedness. The Common Member has guaranteed CCE’s payment obligations in connection with the Preferred Interest on a non-recourse basis and has pledged its common membership interest in CCE to secure the guaranty. Through December 31, 2013, the Company has earned $7.8 million from its Preferred Interest.

Financing

The Company purchased 16 hotels in 2013. The total gross purchase price for these properties was approximately $264.6 million. The Company used the proceeds from its on-going best-efforts offering and borrowing under its unsecured revolving credit facility, in addition to assuming secured debt of $38.7 million associated with three of its hotel acquisitions, to fund the purchase price.

The Company has eight notes payable that were assumed with the acquisition of nine hotels. These notes had a total outstanding balance of $117.9 million at December 31, 2013, maturity dates ranging from December 2015 to August 2021 and stated interest rates ranging from 5.45% to 6.30%. The Company also has a $150 million unsecured revolving credit facility with a commercial bank that is available for acquisitions, hotel renovations, working capital and other general corporate purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The outstanding balance on the credit facility as of December 31, 2013 was $74.0 million and its interest rate was approximately 2.42%.

The Company’s principal sources of liquidity are the proceeds of its on-going best-efforts offering, cash flow generated from properties the Company has or will acquire, distributions received on its energy investment and its $150 million revolving credit facility. The Company anticipates that cash flow from operations, distributions from its energy investment and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use proceeds from the Company’s on-going best-efforts offering and proceeds from its credit facility to purchase the

Index

hotel under contract if a closing occurs. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company may attempt, if necessary, to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt there can be no assurances it will be successful with this strategy and may need to reduce its distribution rate to levels required to maintain its REIT status. If the Company were unable to refinance debt as it matures or if it were to default on its debt, it may be unable to make distributions or redemptions.

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

Hotel Operating Performance

During the period from the Company’s initial formation on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income, and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. During the remainder of 2011, the Company purchased an additional 25 hotels. With the purchase of five additional hotels in 2012 and 16 additional hotels in 2013, the Company owned 47 hotels as of December 31, 2013. These hotels are located in 17 states with an aggregate of 5,933 rooms and consist of the following: ten Hilton Garden Inn hotels, nine Hampton Inn & Suites hotels, nine Homewood Suites hotels, four Courtyard hotels, four TownePlace Suites hotels, three Fairfield Inn & Suites hotels, three Home2 Suites hotels, two Residence Inn hotels, two SpringHill Suites hotels and one full service Marriott hotel.

Room revenue for these hotels for the year ended December 31, 2013 totaled $144.1 million, and the hotels achieved average occupancy of 71%, ADR of $115 and RevPAR of $82 for the period owned in 2013. Room revenue for the year ended December 31, 2012 totaled $106.8 million, and the hotels achieved average occupancy of 70%, ADR of $114 and RevPAR of $79 for the period owned in 2012. These rates are comparable with industry and brand averages for the period owned by the Company. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty and higher levels of unemployment, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels has improved during 2013 as compared to the prior year. Although certain markets have been negatively impacted by reduced government spending, with overall demand and room rate improvement of comparable hotels, the Company is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013 for comparable hotels. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2013 and 2012 was 127 and 128, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 47 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Chartwell, LBA, Marriott, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista, Western or White. The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $5.0 million, $3.6 million and $1.3 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally

Index

include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $6.7 million, $4.7 million and $1.8 million in franchise royalty fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2013 and 2012, the Company’s capital improvements on existing hotels were approximately $8.9 million and $8.7 million.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to make distributions.

Property Acquisitions

The Company acquired a total of 16 hotels during 2013. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	$11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Total					2,051	$264,625

Index

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units and borrowings under the Company’s credit facility. The Company assumed approximately $38.7 million of debt during 2013 in connection with the acquisition of three of its hotels. The Company also used the proceeds of its on-going best-efforts offering and borrowings under its credit facility to pay approximately $5.3 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Potential Acquisitions

As of December 31, 2013, the Company had outstanding contracts for the potential purchase of three additional hotels, which were under construction, for a total purchase price of $68.1 million. Two of the hotels, which opened in January 2014, were acquired on January 31, 2014. The remaining hotel should be completed during 2014. Closing on this hotel is expected upon completion of construction. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price under each of the contracts. All dollar amounts are in thousands.

Location(a)	Brand	Rooms	Deposits Paid	Gross Purchase Price
Fort Lauderdale, FL (b)	Residence Inn	156	$3	$23,088
Oklahoma City, OK	Hilton Garden Inn	155	(c)	(c)
Oklahoma City, OK	Homewood Suites	100	(c)	(c)
		411	$303	$68,088

(a)
As of December 31, 2013, the hotels were under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. The Company closed on the Oklahoma City Hilton Garden Inn and Homewood Suites in January 2014. Assuming all conditions to closing are met, the purchase of the Fort Lauderdale hotel should close during 2014.

(b)
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

The purchase price for the two Oklahoma City hotels that closed in January 2014 was funded with borrowings under the Company’s credit facility. The Company intends to use the proceeds from the Company’s best-efforts offering and borrowings under its credit facility to purchase the remaining hotel under contract if a closing occurs.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality.

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

Index

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality in two merger transactions. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight.

The Company is externally managed and does not have any employees. Its advisor, A10A provides the Company with its day-to-day management. ASRG provides the Company with property acquisition and disposition services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. A10A provides the management services to the Company through an affiliate, Apple Fund Management, Inc. (“AFM”), a wholly owned subsidiary of A9A prior to the A7 and A8 mergers (prior to the A6 Merger, AFM was a wholly-owned subsidiary of Apple Six). Apple Seven, Apple Eight and Apple Hospitality were also externally managed prior to the A7 and A8 mergers, and had similar arrangements with their external advisors and AFM. As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers effective March 1, 2014, Apple Hospitality became a self-managed REIT. Apple Seven, Apple Eight and Apple Hospitality terminated their advisory agreements with their respective Advisors, and AFM became a wholly owned subsidiary of Apple Hospitality. Also, in connection with the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to Apple Hospitality. From and after the A7 and A8 mergers, Apple Hospitality will provide to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality will receive the fees and expenses payable under the A10A advisory agreement from the Company. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

See Note 6 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

The Company does not have any employees. During 2013, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. During 2013, the Company utilized, through an advisory agreement for corporate and strategic support, personnel from A10A which in turn utilized personnel from AFM, a subsidiary of A9A as of December 31, 2013. Effective March 1, 2014, the entire membership interest of A9A in AFM was transferred and assigned to Apple Hospitality and, in accordance with a subcontract agreement dated August 7, 2013, A10A subcontracted its obligations under the advisory agreement to Apple Hospitality. The subcontract agreement has no impact on the Company’s contract with A10A.

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

Item 1A.            Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value. You should carefully consider, in addition to the other information contained in this report and the risks disclosed previously by the Company in its other filings with the SEC, the risks described below.

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

Index

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

Current General Economic Environment in the Lodging Industry

Although operating results have improved, the United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment, including the ongoing uncertainty of national and local government fiscal policies, tax increases and potential government spending cuts, continues to have a negative impact on the lodging industry. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

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

Index

Conflicts of Interest

Glade M. Knight, the Company’s Chairman and CEO, is and will be a principal in other real estate investment transactions or programs that may compete with the Company. Currently, Mr. Knight is also the Chairman and Chief Executive Officer of Apple Hospitality, which is a real estate investment trust, and owner of ASRG, which provides brokerage services to the Company. Mr. Knight has economic interests in these other transactions or programs. Also, one other member of the Company’s board of directors currently serves on the board of directors of Apple Hospitality.

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties, make shareholder distributions or Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities. The Company is also subject to risks associated with increases in interest rates which could reduce cash from operations.

The Company has obtained loans that are secured by mortgages on its properties, and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties. As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets. If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan. In addition, if the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to it which could affect distributions to shareholders or lower the Company’s working capital reserves or its overall value. As of December 31, 2013, the secured debt of the Company totaled approximately $117.9 million and was secured by nine hotels.

Compliance with Financial Covenants

The Company’s $150 million unsecured revolving credit facility entered into in July 2013 contains financial covenants that could require the outstanding borrowings to be prepaid prior to the scheduled maturity or restrict the amount and timing of distributions to shareholders. The covenants include, among others, minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, restrictions on investments and maximum distributions.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available at reasonable rates. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss,

Index

the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Lack of Industry Diversification

The Company’s current strategy is to acquire interests primarily in hotels and other income-producing real estate throughout the United States. As a result, the Company is subject to the risks inherent in investing in only a few industries. A downturn in the hotel industry may have more pronounced effects on the amount of cash available to the Company for distribution or on the value of the Company’s assets than if Company had diversified its investments.

Illiquidity of Real Estate Investments

Real estate investments are, in general, relatively difficult to sell. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. In addition, provisions of the Internal Revenue Code relating to REITs limit the Company’s ability to sell properties held for fewer than four years. This limitation may affect its ability to sell properties without adversely affecting returns to its shareholders.

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

Index

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

The Company may not realize the anticipated return on its investment in CCE

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

The successful implementation of CCE’s operating strategy is subject to risks inherent in the oil and gas business

CCE’s operations will be subject to certain economic risks associated with oil and gas development and production activities. The cost and timing of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. The presence of unanticipated pressure or unusual geological formations, adverse weather conditions, equipment failures, equipment or personnel shortages, accidents or unanticipated environmental issues may cause CCE’s development and production activities to be delayed or unsuccessful and may result in the total loss of CCE’s investment in a particular property. Additionally, oil and gas prices tend to fluctuate significantly in response to certain factors beyond CCE’s control, including overall domestic and global economic conditions, the impact of conservation measures on the demand for oil and gas, the impact of drilling levels on the supply of oil and gas, weather conditions, the price and availability of alternative fuels, environmental or access issues that could limit future drilling activities industry wide and political instability or armed conflict in oil and gas producing regions. Low oil and gas prices would likely have a material adverse effect on CCE’s financial condition. Any of these risks could impact CCE’s ability to make distributions to the Company.

The oil and gas business involves a variety of operating hazards that may expose CCE to certain liabilities

The oil and gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to CCE from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, CCE may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could adversely affect CCE’s results of operations and financial condition. Any of these risks could impact CCE’s ability to make distributions to the Company.

Government regulations may adversely affect CCE

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

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to an appeal of the dismissal of one securities class action lawsuit. On March 31, 2013, the court dismissed the complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees' Briefs were filed October 25, 2013, and Plaintiffs-Appellants filed their Reply Brief November 15, 2013. Oral argument in the Second Circuit Court of Appeals is scheduled for March 31, 2014. The Company believes that Plaintiff’s claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the

Index

judgment as entered. Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Also, other suits may be filed against the Company in the future. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and could be subject to regulatory inquiries in the future, which have resulted in and which could result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.               Properties

As of December 31, 2013, the Company owned 47 hotels located in 17 states with an aggregate of 5,933 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	10	1,563
Hampton Inn & Suites	9	1,089
Homewood Suites	9	1,000
Courtyard	4	519
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
Residence Inn	2	244
SpringHill Suites	2	206
Marriott	1	310
	47	5,933

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Index

Real Estate and Accumulated Depreciation
As of December 31, 2013
(dollars in thousands)

					Initial Cost		Subsequently Capitalized
City	State	Description	Encumbrances		Land/Land Improvements (1)	Bldg./ FF&E /Other	Bldg. Imp.& FF&E	Total Gross Cost	Acc. Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Huntsville	AL	Hampton Inn & Suites	$0		$713	$10,637	$0	$11,350	$(342)	2013	Mar-13	3 - 39 yrs.	98
Huntsville	AL	Home2 Suites	0		538	8,382	0	8,920	(270)	2013	Mar-13	3 - 39 yrs.	77
Mobile	AL	Hampton Inn & Suites	0		0	11,525	1,008	12,533	(1,081)	2006	Jun-11	3 - 39 yrs.	101
Phoenix	AZ	Courtyard	0		1,382	9,488	31	10,901	(151)	2008	Jul-13	3 - 39 yrs.	127
Phoenix	AZ	Hampton Inn & Suites	0		0	8,474	0	8,474	(155)	2008	Jul-13	3 - 39 yrs.	125
Phoenix	AZ	Homewood Suites	0		0	11,813	0	11,813	(209)	2008	Jul-13	3 - 39 yrs.	134
Scottsdale	AZ	Hilton Garden Inn	10,208		2,089	14,291	1,436	17,816	(1,223)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	0		3,198	27,252	61	30,511	(1,880)	2011	Nov-11	3 - 39 yrs.	142
Colorado Springs	CO	Hampton Inn & Suites	8,222		1,099	11,450	0	12,549	(55)	2008	Nov-13	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	0		5,240	53,264	493	58,997	(4,622)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0		2,144	8,836	2,383	13,363	(542)	2002	Jul-12	3 - 39 yrs.	149
Gainesville	FL	Hilton Garden Inn	0		860	11,720	1,267	13,847	(1,172)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,676		1,152	13,463	1,476	16,091	(1,018)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0		1,003	10,547	34	11,584	(840)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	0		1,098	8,116	5	9,219	(648)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0		784	12,282	44	13,110	(1,076)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0		868	12,194	33	13,095	(1,130)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0		1,107	11,964	123	13,194	(921)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	19,996		2,792	33,604	1,915	38,311	(2,878)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	0		1,496	8,507	2,454	12,457	(1,339)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	18,441		2,176	29,945	91	32,212	(2,002)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0		1,414	13,438	1,660	16,512	(1,339)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0		1,100	16,450	27	17,577	(1,166)	2010	Nov-11	3 - 39 yrs.	119
Maple Grove	MN	Hilton Garden Inn	0		1,693	11,105	0	12,798	(189)	2003	Jul-13	3 - 39 yrs.	120
Charlotte	NC	Fairfield Inn & Suites	0		1,377	8,673	27	10,077	(904)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0		788	11,217	10	12,015	(728)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0		1,440	9,610	10	11,060	(985)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hampton Inn & Suites	0		3,082	16,828	0	19,910	(238)	2007	Jul-13	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	0		1,397	28,655	2,069	32,121	(2,174)	2001	Sep-11	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	0		3,396	14,364	0	17,760	(207)	2008	Jul-13	3 - 39 yrs.	123
Mason	OH	Hilton Garden Inn	0		1,183	13,722	70	14,975	(1,156)	2010	Sep-11	3 - 39 yrs.	110
Oklahoma City	OK	Homewood Suites	0		878	10,752	0	11,630	(177)	2008	Jul-13	3 - 39 yrs.	90
Charleston	SC	Home2 Suites	0		914	12,994	52	13,960	(1,105)	2011	Nov-11	3 - 39 yrs.	122
Columbia	SC	TownePlace Suites	0		613	9,937	16	10,566	(892)	2009	Mar-11	3 - 39 yrs.	91
Franklin	TN	Courtyard	15,229	(2)	1,335	25,957	3	27,295	(123)	2008	Nov-13	3 - 39 yrs.	126
Franklin	TN	Residence Inn	15,229	(2)	1,314	25,977	0	27,291	(126)	2009	Nov-13	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	11,055		1,069	14,948	1,303	17,320	(1,333)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0		884	13,738	924	15,546	(1,214)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	6,859		700	8,081	27	8,808	(686)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0		705	9,062	3	9,770	(702)	2012	Jan-12	3 - 39 yrs.	101
Dallas	TX	Homewood Suites	0		1,985	23,495	0	25,480	(68)	2013	Dec-13	3 - 39 yrs.	130
Denton	TX	Homewood Suites	0		1,091	10,339	2	11,432	(188)	2009	Jul-13	3 - 39 yrs.	107
Houston	TX	Courtyard	0		1,263	13,090	1	14,354	(765)	2012	Jul-12	3 - 39 yrs.	124
Houston	TX	Residence Inn	0		1,080	16,995	3	18,078	(365)	2012	Jun-13	3 - 39 yrs.	120
Round Rock	TX	Homewood Suites	0		2,817	12,743	13	15,573	(1,122)	2010	Oct-11	3 - 39 yrs.	115
Fairfax	VA	Marriott	0		6,743	27,313	257	34,313	(675)	1984	Mar-13	3 - 39 yrs.	310
Richmond	VA	SpringHill Suites	0		1,088	9,963	36	11,087	(895)	2008	Jun-11	3 - 39 yrs.	103
			$117,915		$71,088	$717,200	$19,367	$807,655	$(43,076)				5,933

(1) Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.
(2) Properties are encumbered by one note. For presentation purposes, the outstanding balance was allocated equally between properties.

Index

Investment in real estate at December 31, 2013, consisted of the following (in thousands):

Land	$71,088
Building and Improvements	682,414
Furniture, Fixtures and Equipment	50,778
Franchise Fees	3,375
807,655
Less Accumulated Depreciation	(43,076)
Investment in Real Estate, net	$764,579

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.               Legal Proceedings

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. In response to the Defendants-Appellees Briefs, the Plaintiffs-Appellants filed a Reply Brief with the court on November 15, 2013. Oral argument in the Second Circuit Court of Appeals is scheduled for March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4.               Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.               Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering of Units. The Company registered to sell a total of 182,251,082 Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010, and was declared effective by the Securities and Exchange Commission (“SEC”) on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. As of December 31, 2013, the Company had sold an additional 72,866,168 Units at $11.00 per Unit, with 99,861,104 Units remaining unsold. The initial best-efforts offering expired on January 19, 2014. On January 17, 2014, the Company filed a new registration statement with the SEC to continue offering the 99,861,104 Units that remained unsold as of that date at $11.00 per Unit. While the new registration statement is under review by the SEC, the Company is permitted to continue to offer and sell Units, under its original registration statement, until the earlier of the effective date of the new registration statement or 180 days after the third anniversary of the initial effectiveness date of the original registration statement. The offering is continuing under the original registration statement as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company may terminate the offering at any time.

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2013, there were 78.9 million Units outstanding. As of February 28, 2014, the Units were held by approximately 23,000 beneficial shareholders. As discussed above, the Company is currently selling shares to the public at a price of $11.00 per share through its on-going best-efforts offering. The price of $11.00 is not based on an appraisal or valuation of the Company or its assets. During 2013, there was a tender offer made for the Units of the Company by a group of bidders. On June 4, 2013, the bidders announced that they acquired 47,622 Units for $5.25 per Unit. The Units acquired by the tender offer were approximately 0.06% of the Company’s outstanding Units.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2013, 2012 and from the initial capitalization through December 31, 2011, totaled approximately $59.3 million, $45.0 million and $23.6 million and were paid at a monthly rate of $0.06875 per common share beginning in February 2011. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid.  The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s unsecured credit facility has loan covenants which limit distributions to $0.825 per common share per year, subject to certain conditions, unless the Company is required to distribute more to meet REIT requirements.

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

Since inception of the program through December 31, 2013, the Company has redeemed approximately 3.5 million Units representing $35.9 million, including 2.0 million Units representing $20.8 million in the year ended December 31, 2013. As contemplated in the program, beginning with the October 2012 redemption, the Company redeemed Units on a pro-rata basis due

Index

to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013 and 60% in the second quarter of 2013. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations, proceeds from its on-going best-efforts offering of Units and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions for 2012 and 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0

The following is a summary of redemptions during the fourth quarter of 2013 (no redemptions occurred in November and December 2013).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2013	609,079	$10.18	609,079		(1)

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

Index

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

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	143,389	$11.00	1,213,202

Index

Use of Proceeds

The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of December 31, 2013. All amounts are in thousands, except per Unit data.

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	72,866	Units	$11 per Unit	801,528
Totals:	82,390	Units		901,528

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	90,153
2. Expenses of underwriters	-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	-
4. Fees and expenses of third parties	3,234
Total Expenses of Issuance and Distribution of Common Shares	93,387
Net Proceeds to the Company	$808,141

1. Purchase of real estate (net of debt proceeds and repayment)	$671,834
2. Deposits and other costs associated with potential real estate acquisitions	3,712
3. Purchase of Preferred Membership Interest in energy company	100,000
4. Repayment of other indebtedness, including interest expense paid	14,796
5. Investment and working capital	-
6. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)	2,103
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)	15,696
7. Fees and expenses of third parties	-
8. Other	-
Total of Application of Net Proceeds to the Company	$808,141

Item 6.               Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2013, 2012 and 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on March 4, 2011 with the Company’s first property acquisition.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010

Revenues:
Room revenue	$144,123	$106,759	$37,911	$—
Other revenue	14,793	10,907	4,180	—
Total revenue	158,916	117,666	42,091	—

Expenses and other income:
Hotel operating expenses	90,364	65,948	23,737	—
Property taxes, insurance and other	10,779	8,067	2,420	—
General and administrative	5,057	4,408	3,062	28
Acquisition related costs	6,960	1,582	11,265	—
Depreciation	21,272	15,795	6,009	—
Investment income	(7,999)	(247)	(395)	—
Interest expense	5,682	4,729	1,002	3
Income tax expense	463	305	125	—
Total expenses and other income	132,578	100,587	47,225	31
Net income (loss)	$26,338	$17,079	$(5,134)	$(31)

Per Share:
Net income (loss) per common share	$0.37	$0.31	$(0.18)	$(3,083.50)
Distributions paid per common share	$0.825	$0.825	$0.756	$—
Weighted-average common shares outstanding – basic and diluted	72,047	54,888	29,333	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$146,530	$7,079	$124
Investment in real estate, net	$764,579	$506,689	$452,205	$—
Energy investment	$100,340	$—	$—	$—
Total assets	$889,954	$667,785	$471,222	$992
Notes payable	$196,540	$81,186	$69,636	$400
Shareholders' equity	$682,772	$579,525	$395,915	$17
Net book value per share	$8.66	$8.92	$9.10	$—

Other Data:
Cash Flow From (Used In):
Operating activities	$47,462	$33,133	$821	$(6)
Investing activities	$(342,057)	$(58,606)	$(393,640)	$—
Financing activities	$148,065	$164,924	$399,774	$82
Number of hotels owned at end of period	47	31	26	—
Average Daily Rate (ADR) (a)	$115	$114	$110	$—
Occupancy	71%	70%	69%	—
Revenue Per Available Room (RevPAR) (b)	$82	$79	$76	$—
Total rooms sold (c)	1,257,524	937,392	344,152	—
Total rooms available (d)	1,760,511	1,347,740	499,089	—

Modified Funds From Operations Calculation (e):
Net income (loss)	$26,338	$17,079	$(5,134)	$(31)
Depreciation of real estate owned	21,272	15,795	6,009	—
Funds from operations	47,610	32,874	875	(31)
Acquisition related costs	6,960	1,582	11,265	—
Modified funds from operations	$54,570	$34,456	$12,140	$(31)

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

Index

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and the ability of the Company to realize its anticipated return on its energy investment as well as the ability of the underlying business to implement its operating strategy, which is subject to numerous government regulations and other risks inherent in the oil and gas industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on January 27, 2011. Prior to the Company’s first hotel acquisition on March 4, 2011, the Company had no revenue, exclusive of interest income. As of December 31, 2013, the Company owned 47 hotels (16 of which were acquired during 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. As the United States economy continues to improve, the hotel industry and the Company are experiencing improvements in both revenues and operating income for comparable hotels as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States (including the “sequester,” tax increases and potential government spending cuts), the Company is forecasting a mid-single digit percentage increase in revenue and operating income for 2014 as compared to 2013 for comparable hotels.

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

Index

The following is a summary of the results from operations of the 47 hotels owned as of December 31, 2013 for their respective periods of ownership by the Company:

	Years Ended December 31,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue

Total revenue	$158,916	100%	$117,666	100%
Hotel operating expenses	90,364	57%	65,948	56%
Property taxes, insurance and other expense	10,779	7%	8,067	7%
General and administrative expense	5,057	3%	4,408	4%

Acquisition related costs	6,960		1,582
Depreciation	21,272		15,795
Investment income	7,999		247
Interest expense	5,682		4,729
Income tax expense	463		305

Number of hotels	47		31
Average Market Yield (1)	127		128
ADR	$115		$114
Occupancy	71%		70%
RevPAR	$82		$79
__________________
(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation or opened less than two years during the applicable periods.

 Legal Proceedings

The Apple REIT Entities, including the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. are currently subject to an appeal of the dismissal of one securities class action lawsuit. For additional information about the history of the securities class action lawsuit, refer to Note 14 titled Legal Proceedings in Part II, Item 8 the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. On March 31, 2013, the court dismissed the complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees’ Briefs were filed October 25, 2013, and Plaintiffs-Appellants filed their Reply Brief November 15, 2013. Oral argument in the Second Circuit Court of Appeals is scheduled for March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 47 hotels the Company owned as of December 31, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	$10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Total					5,933	$784,786

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units and borrowings under its unsecured revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and principal amount assumed associated with each note payable. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2013
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,055
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	6,859
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	19,996
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,208
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	18,441
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,676
Colorado Springs, CO	Hampton Inn & Suites	6.25%	11/8/2013	7/6/2021	8,231	8,222
Franklin, TN	Courtyard	6.25%	11/8/2013	8/6/2021	15,246	15,229	(2)
Franklin, TN	Residence Inn	6.25%	11/8/2013	8/6/2021	15,246	15,229	(2)
					$121,196	$117,915

(1) These rates are the rates per the loan agreement. At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2) One loan secured by two hotels. For presentation purposes, the principal assumed and outstanding balance were allocated equally to each hotel.

Index

The Company also used the proceeds of its on-going best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $15.7 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 47 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Chartwell Hospitality, LLC (“Chartwell”), LBAM Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), North Central Hospitality, LLC (“North Central”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White”). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011 the Company incurred approximately $5.0 million, $3.6 million and $1.3 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011 the Company incurred approximately $6.7 million, $4.7 million and $1.8 million in franchise royalty fees.

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and Apple Ten Ventures Services, Inc., an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013 and the remaining $20 million was funded on July 2, 2013. At the time of purchase, the purchase price approximated fair value. The terms of the Preferred Interest include a distribution to be paid monthly at an annual return of 10% of the Company’s “Energy Investment”, which includes the funded purchase price plus any unpaid deferred distributions, and a deferred distribution at an annual return of 4% of the Energy Investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. CCE is required to redeem the Preferred Interest on June 1, 2014, but may elect to extend that date to June 1, 2015. CCE is also permitted to redeem the Preferred Interest in whole or in part at any time. The redemption price is the initial investment plus any unpaid current or deferred distributions. The Preferred Interest ranks senior to any other equity in CCE and CCE’s organizational documents limit its permitted indebtedness. The Common Member has guaranteed CCE’s payment obligations in connection with the Preferred Interest on a non-recourse basis and has pledged its common membership interest in CCE to secure the guaranty.

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment is classified as a held-to-maturity debt security and accounted for under the cost method. As of December 31, 2013, the carrying value of the Company’s Energy Investment was $100.3 million. For the year ended December 31, 2013, total distributions earned on the Energy Investment were $7.8 million, including $5.6 million of monthly distributions and $2.2 million of deferred distributions, which are included in investment income in the Company’s consolidated statements of operations.

Index

Results of Operations

During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on March 4, 2011 when it purchased its first hotel. As of December 31, 2013, the Company owned 47 hotels (of which 16 were acquired during 2013) with 5,933 rooms as compared to 31 hotels, with a total of 3,882 rooms, as of December 31, 2012. As a result, comparisons of 2013 operating results to prior year results are not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels improved during 2013 as compared to 2012 and the Company expects continued improvement in revenue and operating income in 2014 as compared to 2013.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the years ended December 31, 2013 and 2012, the Company had total revenue of approximately $158.9 million and $117.7 million. This revenue reflects hotel operations for the 47 hotels acquired through December 31, 2013 for their respective periods of ownership by the Company. For the years ended December 31, 2013 and 2012, the hotels achieved combined average occupancy of approximately 71% and 70%, ADR of $115 and $114 and RevPAR of $82 and $79. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets have been negatively impacted by reduced government spending, with overall demand and room rate improvement of comparable hotels, the Company is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013 for comparable hotels. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield in 2013 and 2012 was 127 and 128. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

In addition, seven of the hotels owned as of December 31, 2013 have been opened since the beginning of 2012. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets and achieve stabilized operational levels. Therefore, revenue is generally below market levels for this period of time.

Expenses

Hotel operating expenses relate to the 47 hotels acquired through December 31, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2013 and 2012, hotel operating expenses totaled approximately $90.4 million and $65.9 million or 57% and 56% of total revenue. As noted above, seven of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at December 31, 2013 will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor benefit costs during 2013 as compared to 2012 for comparable hotels. These labor benefit costs are likely to continue to grow at increased rates due to new government regulations surrounding healthcare. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expenses for the years ended December 31, 2013 and 2012 were approximately $10.8 million and $8.1 million or 7% of total revenue in both years. As discussed above, with the addition of seven newly opened hotels, property taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy.

General and administrative expense for the years ended December 31, 2013 and 2012 was approximately $5.1 million and $4.4 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. During 2013 and 2012, the Company incurred approximately $0.3 million and $0.7 million, respectively, in legal costs related to

Index

the legal matters discussed herein and costs related to responding to requests from the staff of the SEC. Until February 2014, the SEC staff had been conducting a non-public investigation focused principally on the adequacy of certain disclosures and the review of certain transactions involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple Hospitality REIT, Inc. (the “Other REITs”). The Company was not the focus of the SEC investigation. The matter was settled in February 2014 with the Other REITs, their advisors, Glade Knight (Chairman and Chief Executive Officer of the Other REITs and the Company) and Bryan Peery (Chief Financial Officer of the Other REITs and the Company) entering into an administrative order neither admitting nor denying disclosure violations of the Other REITs. There was no impact to the financial statements of the Other REITs. The advisors, Mr. Knight and Mr. Peery did pay a penalty. As discussed herein under Related Parties, the Company shares legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the Apple REIT Entities was approximately $2.9 million and $7.3 million in 2013 and 2012.

Acquisition related costs for the years ended December 31, 2013 and 2012 were approximately $7.0 million and $1.6 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase was due to the acquisition of 16 hotels with a total purchase price of $264.6 million in 2013 compared to five hotels with a total purchase price of $61.9 million in 2012.

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $21.3 million and $15.8 million. Depreciation expense represents expense of the Company’s 47 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Investment income for the years ended December 31, 2013 and 2012 totaled approximately $8.0 million and $0.2 million, including $7.8 million of total distributions earned on the Company’s Energy Investment since its initial investment in June 2013. Investment income also includes earnings on excess cash invested in short term money market instruments.

Interest expense for the years ended December 31, 2013 and 2012 totaled approximately $5.7 million and $4.7 million and is net of approximately $0.3 million in both years of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels (three loan assumptions in 2013, one loan assumption in 2012 and five loan assumptions in 2011) and, beginning in July 2013, borrowings on the Company’s $150 million credit facility.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality.

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

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality in two merger transactions. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight.

Index

The Company is externally managed and does not have any employees. Its advisor, A10A provides the Company with its day-to-day management. ASRG provides the Company with property acquisition and disposition services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. A10A provides the management services to the Company through an affiliate, Apple Fund Management, Inc. (“AFM”), a wholly owned subsidiary of A9A prior to the A7 and A8 mergers (prior to the A6 Merger, AFM was a wholly-owned subsidiary of Apple Six). Apple Seven, Apple Eight and Apple Hospitality were also externally managed prior to the A7 and A8 mergers, and had similar arrangements with their external advisors and AFM. As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers effective March 1, 2014, Apple Hospitality became a self-managed REIT. Apple Seven, Apple Eight and Apple Hospitality terminated their advisory agreements with their respective Advisors, and AFM became a wholly owned subsidiary of Apple Hospitality. Also, in connection with the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and the Company to Apple Hospitality. From and after the A7 and A8 mergers, Apple Hospitality will provide to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality will receive the fees and expenses payable under the A10A advisory agreement from the Company. The subcontract agreement has no impact on the Company’s contract with A10A.

See Note 6 titled Related Parties in Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11.00 per common share fair market value). Based on equity raised through December 31, 2013, if a triggering event had occurred, expense would have ranged from $0 to $57.6 million (assumes $11.00 per common share fair market value) and approximately 5.2 million common shares would have been issued.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2013:

		Amount of Commitments Expiring per Period
(000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$68,088	$68,088	$—	$—	$—
Debt (including interest of $33.9 million)	225,825	11,180	145,100	27,827	41,718
Ground Leases	16,076	74	156	164	15,682
	$309,989	$79,342	$145,256	$27,991	$57,400

Capital Resources

The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The Company’s principal sources of liquidity are the proceeds of its on-going best-efforts offering, the cash flow generated from properties the Company has or will acquire, distributions received on its Energy Investment and its $150 million revolving credit facility. In addition, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors.

Index

 The Company is raising capital through an on-going best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. Subsequent to the minimum offering and through December 31, 2013, an additional 72.9 million Units, at $11.00 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $718.1 million. As of December 31, 2013, 99,861,104 Units remained unsold. The initial best-efforts offering expired on January 19, 2014. On January 17, 2014, the Company filed a new registration statement with the SEC to continue offering the 99,861,104 Units that remained unsold as of that date at $11.00 per Unit. While the new registration statement is under review by the SEC the Company is permitted to continue to offer and sell Units under its original registration statement, until the earlier of the effective date of the new registration statement or 180 days after the third anniversary of the initial effectiveness date of the original registration statement. The offering is continuing under the original registration statement as of the date of filing this annual report on Form 10-K. The Company may terminate the offering at any time.

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

On the day of closing of the credit facility, the Company borrowed $54.0 million under the credit facility, of which $53.6 million was used to fund a portion of the aggregate purchase price of eight hotels that closed on July 26, 2013 and $0.4 million was used to pay loan origination costs. As of December 31, 2013, the credit facility had an outstanding principal balance of $74.0 million and an annual interest rate of approximately 2.42%.

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

The Company was in compliance with each of these covenants at December 31, 2013.

Capital Uses

The Company anticipates that cash flow from its hotel operations, distributions from the Company’s Energy Investment and availability under its $150 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering and borrowings under its credit facility to purchase the hotels under contract if a closing occurs.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2013 totaled approximately $59.3 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $47.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company had significant amounts of cash earning

Index

interest at short term money market rates through the first half of the year. As a result, a portion of distributions paid through December 31, 2013 have been funded from proceeds from the on-going best-efforts offering of Units and borrowings under its credit facility, and are expected to be treated as a return of capital for federal income tax purposes.

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

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2013, the Company has redeemed approximately 3.5 million Units representing $35.9 million, including 2.0 million Units in the amount of $20.8 million and 1.5 million Units in the amount of $15.0 million during the years ended December 31, 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2013, the Company held approximately $7.7 million in reserves for capital expenditures. During 2013, the Company invested approximately $8.9 million in capital expenditures and anticipates investing $15 to $20 million during 2014 on properties owned at December 31, 2013. The Company does not currently have any existing or planned projects for development.

As of December 31, 2013, the Company had outstanding contracts for the potential purchase of three additional hotels, which were under construction, for a total purchase price of $68.1 million. Two of the hotels (a 155-room Hilton Garden Inn and a 100-room Homewood Suites in Oklahoma City, Oklahoma), which opened in January 2014, were acquired on January 31, 2014. The remaining hotel should be completed during 2014. Closing on this hotel (a 156-room Residence Inn in Fort Lauderdale, Florida) is expected upon completion of construction. Although the Company is working towards acquiring this hotel, there are

Index

many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract. The purchase price for the two hotels that closed in January 2014 was funded with borrowings under the Company’s credit facility. The Company intends to use the proceeds from the Company’s best-efforts offering and borrowings under its credit facility to purchase the remaining hotel under contract if a closing occurs.

As discussed herein in Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. Under the cash management process, each of the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors) may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process does not have a significant impact on any of the companies.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to make distributions.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Index

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

Subsequent Events

In January 2014, the Company declared and paid approximately $5.4 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 243,000 Units in the amount of $2.5 million. The redemptions represented approximately 68% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During January 2014, the Company closed on the issuance of approximately 1.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $13.5 million and proceeds net of selling and marketing costs of approximately $12.2 million.

On January 30, 2014, the Company increased the availability under its revolving credit facility to $150 million.

On January 31, 2014, the Company closed on the purchase of a 155-room Hilton Garden Inn hotel and a 100-room Homewood Suites hotel in an adjoining two-hotel complex in Oklahoma City, Oklahoma. The gross purchase price for the two hotels is $45.0 million.

In February 2014, the Company declared and paid approximately $5.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

During February 2014, the Company closed on the issuance of approximately 1.0 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $10.6 million and proceeds net of selling and marketing costs of approximately $9.5 million.

Index

Item 7A.            Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at December 31, 2013 of $74.0 million, every 100 basis points change in interest rates could impact the Company’s annual net income by approximately $0.7 million, all other factors remaining the same. The Company’s cash balance at December 31, 2013 was $0.

In addition to its $74.0 million outstanding balance under its credit facility at December 31, 2013 (the credit facility’s interest rate at December 31, 2013 was approximately 2.42%), which matures in July 2015 and is included in the table below, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s variable rate and fixed rate notes payable outstanding at December 31, 2013. All dollar amounts are in thousands.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value
Maturities	$2,137	$82,669	$48,496	$22,163	$641	$35,848	$191,954	$198,125
Average interest rates	4.7%	5.2%	6.1%	6.2%	6.3%	6.3%

Index

Item 8.               Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 12, 2014
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Apple REIT Ten, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Ten, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Apple REIT Ten, Inc. and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 12, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Ten, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Ten, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 12, 2014

Index

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2013	2012
Assets
Investment in real estate, net of accumulated depreciation of $43,076 and $21,804, respectively	$764,579	$506,689
Energy investment	100,340	0
Cash and cash equivalents	0	146,530
Restricted cash-furniture, fixtures and other escrows	10,843	9,396
Due from third party managers, net	4,327	2,481
Other assets, net	9,865	2,689
Total Assets	$889,954	$667,785

Liabilities
Credit facility	$74,039	$0
Mortgage debt	122,501	81,186
Accounts payable and accrued expenses	10,642	7,074
Total Liabilities	207,182	88,260

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 78,868,484 and 64,983,511 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 78,868,484 and 64,983,511 shares, respectively	772,388	636,191
Distributions greater than net income	(89,664)	(56,714)
Total Shareholders' Equity	682,772	579,525
Total Liabilities and Shareholders' Equity	$889,954	$667,785

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

 APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Room revenue	$144,123	$106,759	$37,911
Other revenue	14,793	10,907	4,180
Total revenue	158,916	117,666	42,091

Expenses:
Operating expense	40,413	29,442	10,586
Hotel administrative expense	12,583	9,330	3,477
Sales and marketing	14,047	10,463	3,569
Utilities	5,698	4,402	1,592
Repair and maintenance	5,908	3,972	1,409
Franchise fees	6,708	4,692	1,839
Management fees	5,007	3,647	1,265
Property taxes, insurance and other	10,779	8,067	2,420
General and administrative	5,057	4,408	3,062
Acquisition related costs	6,960	1,582	11,265
Depreciation expense	21,272	15,795	6,009
Total expenses	134,432	95,800	46,493

Operating income (loss)	24,484	21,866	(4,402)

Investment income	7,999	247	395
Interest expense	(5,682)	(4,729)	(1,002)

Income (loss) before income taxes	26,801	17,384	(5,009)

Income tax expense	(463)	(305)	(125)

Net income (loss)	$26,338	$17,079	$(5,134)

Basic and diluted net income (loss) per common share	$0.37	$0.31	$(0.18)

Weighted average common shares outstanding - basic and diluted	72,047	54,888	29,333

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

					Distributions
			Series B Convertible		Greater
	Common Stock		Preferred Stock		Than
	Number of Shares	Amount	Number of Shares	Amount	Net Income	Total

Balance at December 31, 2010	0	$0	480	$48	$(31)	$17

Net proceeds from the sale of common shares	43,502	424,568	0	0	0	424,568
Stock options granted	0	58	0	0	0	58
Net loss	0	0	0	0	(5,134)	(5,134)
Cash distributions declared and paid to shareholders ($0.76 per share)	0	0	0	0	(23,594)	(23,594)
Balance at December 31, 2011	43,502	424,626	480	48	(28,759)	395,915

Net proceeds from the sale of common shares	22,965	226,556	0	0	0	226,556
Common shares redeemed	(1,483)	(15,042)	0	0	0	(15,042)
Stock options granted	0	51	0	0	0	51
Net income	0	0	0	0	17,079	17,079
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(45,034)	(45,034)
Balance at December 31, 2012	64,984	636,191	480	48	(56,714)	579,525

Net proceeds from the sale of common shares	15,923	156,936	0	0	0	156,936
Common shares redeemed	(2,039)	(20,810)	0	0	0	(20,810)
Stock options granted	0	71	0	0	0	71
Net income	0	0	0	0	26,338	26,338
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(59,288)	(59,288)
Balance at December 31, 2013	78,868	$772,388	480	$48	$(89,664)	$682,772

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$26,338	$17,079	$(5,134)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	21,272	15,795	6,009
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	241	171	52
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,939)	(1,179)	(1,425)
Decrease (increase) in other assets, net	(725)	556	(45)
Increase in accounts payable and accrued expenses	2,275	711	1,364
Net cash provided by operating activities	47,462	33,133	821

Cash flows used in investing activities:
Cash paid for energy investment	(100,000)	0	0
Cash paid for the acquisition of hotel properties	(232,400)	(50,937)	(391,836)
Deposits and other disbursements for potential acquisitions, net	(3,591)	(22)	(433)
Capital improvements	(8,527)	(8,161)	(1,297)
Decrease (increase) in capital improvement reserves	3,911	514	(74)
Investment in other assets	(1,450)	0	0
Net cash used in investing activities	(342,057)	(58,606)	(393,640)

Cash flows from financing activities:
Net proceeds related to issuance of Units	156,957	226,555	424,947
Redemptions of Units	(20,810)	(15,042)	0
Distributions paid to common shareholders	(59,288)	(45,034)	(23,594)
Payments on extinguished credit facility	0	0	(400)
Net proceeds from existing credit facility	74,039	0	0
Payments of notes payable	(1,585)	(1,423)	(273)
Deferred financing costs	(1,248)	(132)	(906)
Net cash provided by financing activities	148,065	164,924	399,774

Increase (decrease) in cash and cash equivalents	(146,530)	139,451	6,955

Cash and cash equivalents, beginning of period	146,530	7,079	124

Cash and cash equivalents, end of period	$0	$146,530	$7,079

Supplemental information:
Interest paid	$5,514	$4,884	$713
Income taxes paid	$352	$274	$99

Non-cash transactions:
Notes payable assumed in acquisitions	$38,723	$13,067	$69,406
Other assets assumed in acquisitions	$123	$20	$4,065
Other liabilities assumed in acquisitions	$5,234	$137	$4,136

See notes to consolidated financial statements.

The Company was initially capitalized on August 13, 2010 and commenced operations on March 4, 2011.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in a variable interest entity through its energy investment and its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of its benefits, and therefore does not consolidate the entities. As of December 31, 2013, the Company owned 47 hotels located in 17 states with an aggregate of 5,933 rooms.

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

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature other than the leases discussed in Note 2. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites

Index

Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, the Chairman and Chief Executive Officer of the Company.

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

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of December 31, 2013, the Company had sold 82.4 million Units for gross proceeds of $901.5 million and proceeds net of offering costs of $808.1 million. Offering costs included $90.2 million in selling commissions and marketing expenses and $3.2 million in other offering costs. The initial best-efforts offering expired on January 19, 2014. On January 17, 2014, the Company filed a new registration statement with the Securities and Exchange Commission (“SEC”) to continue offering the 99,861,104 Units that remained unsold as of that date at $11.00 per Unit. While the new registration statement is under review by the SEC, the Company is permitted to continue to offer and sell Units, under its original registration statement, until the earlier of the effective date of the new registration statement or 180 days after the third anniversary of the initial effectiveness date of the original registration statement. The Company may terminate the offering at any time.

Comprehensive Income

The Company recorded no comprehensive income other than net income (loss) for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2013, 2012 and 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation and acquisition related costs. Total distributions in 2013 of $0.825 per share for tax purposes were 55% ordinary income and 45% return of capital. The characterization of 2012 distributions of $0.825 per share for tax purposes was

Index

49% ordinary income and 51% return of capital. The characterization of 2011 distributions of $0.76 per share for tax purposes was 41% ordinary income and 59% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary had taxable income for the year ended December 31, 2013 and incurred a loss for the years ended December 31, 2012 and 2011. Taxable income for the year ended December 31, 2013 was offset by net operating losses carried forward from prior years. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the taxable REIT subsidiary’s history of operating losses. The total net operating loss carry forward for federal income tax purposes was approximately $1.7 million as of December 31, 2013 and approximately $5.4 million as of December 31, 2012. The net operating losses expire beginning in 2032. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for acquisition related costs which are capitalized for tax purposes. The Company’s income tax expense as shown on the consolidated statements of operations is primarily the result of franchise taxes at the state jurisdiction level and therefore do not have any associated material deferred taxes. As of December 31, 2013 the tax years that remain subject to examination by major tax jurisdictions generally include 2010-2013.

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

Reclassifications

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Land	$71,088	$44,713
Building and Improvements	682,414	448,571
Furniture, Fixtures and Equipment	50,778	33,445
Franchise Fees	3,375	1,764
	807,655	528,493
Less Accumulated Depreciation	(43,076)	(21,804)
Investment in Real Estate, net	$764,579	$506,689

Index

Hotels Owned

As of December 31, 2013, the Company owned 47 hotels, located in 17 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	10	1,563
Hampton Inn & Suites	9	1,089
Homewood Suites	9	1,000
Courtyard	4	519
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
Residence Inn	2	244
SpringHill Suites	2	206
Marriott	1	310
	47	5,933

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 47 hotels the Company owned as of December 31, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	$11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Total					5,933	$784,786

Of the Company’s 47 hotels owned at December 31, 2013, 26 were acquired in 2011, five were acquired in 2012 and 16 were acquired in 2013. For the 16 hotels acquired during 2013, the amount of revenue and operating income (excluding acquisition related costs totaling $6.8 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2013 was approximately $27.9 million and $4.4 million, respectively. For the five hotels acquired during 2012, the amount of revenue and operating income (excluding acquisition related costs totaling $1.5 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2012 was approximately $9.7 million and $2.2 million, respectively. For the 26 hotels acquired during 2011, the amount of revenue and operating income (excluding acquisition related costs totaling $11.1 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2011 was approximately $42.1 million and $9.9 million, respectively.

The purchase price for the properties acquired through December 31, 2013, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units and borrowings under its unsecured revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $19.8 million in acquisition related costs, including $15.7 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and approximately $4.1 million in other acquisition related costs, including title, legal and other related costs. These costs totaled $7.0 million, $1.6 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, and are included in acquisition related costs in the Company’s consolidated statements of operations.

In connection with the acquisition of the Mobile, Alabama Hampton Inn & Suites hotel in June 2011, the Company assumed a land lease with a remaining lease term of 51 years on the date of acquisition. The lease was valued at below market rates and as a result the Company recorded an in-place favorable lease asset totaling $1.5 million which is included in other assets, net in the Company’s consolidated balance sheets. The amount is being amortized over the remaining initial lease term and the unamortized balance totaled $1.5 million as of December 31, 2013 and 2012.

In connection with the acquisitions of the Phoenix, Arizona Hampton Inn & Suites and Homewood Suites hotels in July 2013, the Company assumed two land leases with remaining lease terms of 87 years on the date of acquisition. The leases were valued at below market rates and as a result the Company recorded in-place favorable lease assets totaling $0.6 million which are included in other assets, net in the Company’s consolidated balance sheets. The amounts are being amortized over the remaining lease terms and the unamortized balance totaled $0.6 million as of December 31, 2013.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and Apple Ten Ventures Services, Inc., an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning,

Index

managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013 and the remaining $20 million was funded on July 2, 2013. At the time of purchase, the purchase price approximated fair value. The terms of the Preferred Interest include a distribution to be paid monthly at an annual return of 10% of the Company’s “Energy Investment”, which includes the funded purchase price plus any unpaid deferred distributions, and a deferred distribution at an annual return of 4% of the Energy Investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. CCE is required to redeem the Preferred Interest on June 1, 2014, but may elect to extend that date to June 1, 2015. CCE is also permitted to redeem the Preferred Interest in whole or in part at any time. The redemption price is the initial investment plus any unpaid current or deferred distributions. The Preferred Interest ranks senior to any other equity in CCE and CCE’s organizational documents limit its permitted indebtedness. The Common Member has guaranteed CCE’s payment obligations in connection with the Preferred Interest on a non-recourse basis and has pledged its common membership interest in CCE to secure the guaranty.

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment is classified as a held-to-maturity debt security and accounted for under the cost method. As of December 31, 2013, the carrying value of the Company’s Energy Investment was $100.3 million. For the year ended December 31, 2013, total distributions earned on the Energy Investment were $7.8 million, including $5.6 million of monthly distributions and $2.2 million of deferred distributions, which are included in investment income in the Company’s consolidated statements of operations.

Note 4

Credit Facility and Notes Payable

Revolving Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was then increased to $150 million on January 30, 2014. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

On the day of closing of the credit facility, the Company borrowed $54.0 million under the credit facility, of which $53.6 million was used to fund a portion of the aggregate purchase price of eight hotels that closed on July 26, 2013 and $0.4 million was used to pay loan origination costs. As of December 31, 2013, the credit facility had an outstanding principal balance of $74.0 million and an annual interest rate of approximately 2.42%.

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

The Company was in compliance with each of these covenants at December 31, 2013.

Index

Notes Payable

In conjunction with the acquisition of nine hotel properties, the Company assumed approximately $121.2 million in debt secured by first mortgage notes on the applicable hotels. The following table summarizes the hotel property securing each loan, the stated interest rate, loan assumption date, maturity date, the principal amount assumed and the outstanding balance as of December 31, 2013 and 2012 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2013	Outstanding balance as of December 31, 2012
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$11,055	$11,249
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	6,859	7,089
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	19,996	20,385
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,208	10,390
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	18,441	18,778
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,676	12,886
Colorado Springs, CO	Hampton Inn & Suites	6.25%	11/8/2013	7/6/2021	8,231	8,222	0
Franklin, TN	Courtyard	6.25%	11/8/2013	8/6/2021	15,246	15,229	0	(2)
Franklin, TN	Residence Inn	6.25%	11/8/2013	8/6/2021	15,246	15,229	0	(2)
					$121,196	$117,915	$80,777

(1) These rates are the rates per the loan agreement. At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) One loan secured by two hotels. For presentation purposes, the principal assumed and outstanding balance were allocated equally to each hotel.

The aggregate amounts of principal payable under the Company’s debt obligations (mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to December 31, 2013 and thereafter are as follows (in thousands):

2014	$2,137
2015	82,669
2016	48,496
2017	22,163
2018	641
Thereafter	35,848
191,954
Fair Value Adjustment of Assumed Debt	4,586
Total	$196,540

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 4.4% to 6.5% at the date of assumption. The total adjustment resulted in a reduction to interest expense of $176,000, $94,000 and $48,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The unamortized balance of the fair value adjustment was $4.6 million and $0.4 million at December 31, 2013 and 2012, respectively.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels totaling $1.7 million and the origination of its credit facility totaling $0.6 million. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense. Amortization of such costs totaled $346,000, $213,000 and $42,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s interest expense in 2013, 2012 and 2011 is net of interest capitalized in conjunction with hotel renovations totaling $332,000, $320,000 and $40,000, respectively.

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

Index

Note 5

Fair Value of Financial Instruments

The Company estimates the fair value of its debt and Energy Investment by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. At December 31, 2013, the carrying value of the Company’s Energy Investment as discussed in Note 3 approximated fair value. As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was $196.5 million and $198.1 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $81.2 million and $85.8 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party, the Company’s Energy Investment, and Apple Hospitality REIT, Inc.’s subcontract agreement with Apple Ten Advisors, Inc. discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality.

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

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality in two merger transactions. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2013, payments to ASRG for fees under the terms of this contract have totaled approximately $15.7 million since inception. Of this amount, the Company incurred $5.3 million, $1.2 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.

Index

A10A Agreement

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. A10A provides these management services through Apple Fund Management LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A10A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.2 million, $0.6 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 was due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company during that period. At December 31, 2013, $0.4 million of the 2013 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. No amounts were outstanding at December 31, 2012.

Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A will subcontract its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Hospitality. The Subcontract Agreement provides that, from and after the A7 and A8 mergers, Apple Hospitality will provide to the Company the advisory services contemplated under the Advisory Agreement and Apple Hospitality will receive the fees and expenses payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no impact on the Company’s advisory agreement with A10A.

As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, Apple Hospitality became a self-managed REIT. Apple Seven, Apple Eight and Apple Hospitality terminated their advisory agreements with their respective Advisors, and AFM became a wholly owned subsidiary of Apple Hospitality.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Hospitality on behalf of ASRG or A10A, approximately $2.1 million, $1.7 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011. The expenses reimbursed were approximately $0.6 million, $0.6 million and $0.7 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.5 million, $1.1 million and $0.7 million, respectively, for costs reimbursed under the contract with A10A in each period. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Hospitality at the direction of A10A.

Prior to the completion of the A7 and A8 mergers, AFM was an affiliate of each of the Advisors. During 2013, each of the Advisors provided management services through the use of AFM to, respectively, the Company, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight and Apple Hospitality. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A10A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Hospitality acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs were allocated from Apple Hospitality to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies had agreed to reimburse Apple Hospitality for its share of these costs. From the period May 14, 2013 through December 31, 2013, the Company reimbursed Apple Hospitality approximately $0.2 million (included above in the total costs of $2.1 million related to the Company’s agreements with A10A and ASRG) for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

Index

During 2013, all of the Office Related Costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs was reviewed by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee considered all relevant facts related to each company’s level of business activity and the extent to which each company required the services of particular personnel of AFM. Such payments were based on the actual costs of the services and were not based on formal record keeping regarding the time these personnel devote to the Company, but were based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there was a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member provided services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allowed the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allowed each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, received their compensation at the direction of the Advisors and received consideration directly from the Advisors.

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

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings discussed in Note 14 for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.9 million, $7.3 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, of which approximately $0.3 million, $0.7 million and $0.5 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of December 31, 2013 is a 26% equity investment in Apple Air. As of December 31, 2013, the other members of Apple Air were Apple Seven, Apple Eight and Apple Hospitality. In connection with the A6 Merger, on May 13, 2013, the Company acquired its membership interest in Apple Air from Apple Six for approximately $1.45 million. The membership interest includes all rights and obligations previously held by Apple Six under Apple Air’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the buyer of Apple Six for any liabilities related to the membership interest. The Company’s equity investment was approximately $1.2 million as of December 31, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2013, the Company recorded a loss of approximately $170,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Additionally, prior to May 13, 2013, the Company, on occasion, used the Learjet owned by Apple Air for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the years ended December 31, 2013, 2012 and 2011 were $0.2 million each year.

Energy Investment

The Company’s Preferred Interest investment in CCE was identified by an unaffiliated entity in which one of the Company’s Board of Directors is a partner. The entity earned a finder’s fee from the Common Member.

Note 7

Shareholders’ Equity

Best-efforts Offering

The Company is currently conducting an on-going best-efforts offering of Units. The Company registered to sell a total of 182,251,082 Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010 and was declared effective by the SEC on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum

Index

offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. As of December 31, 2013, the Company had sold an additional 72,866,168 Units at $11.00 per Unit, with 99,861,104 Units remaining unsold. The initial best-efforts offering expired on January 19, 2014. On January 17, 2014, the Company filed a new registration statement with the SEC to continue offering the 99,861,104 Units that remained unsold as of that date at $11.00 per Unit. While the new registration statement is under review by the SEC, the Company is permitted to continue to offer and sell Units, under its original registration statement, until the earlier of the effective date of the new registration statement or 180 days after the third anniversary of the initial effectiveness date of the original registration statement. The offering is continuing under the original registration statement as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company may terminate the offering at any time.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11.00 per common share fair market value). Based on equity raised through December 31, 2013, if a triggering event had occurred, expense would have ranged from $0 to $57.6 million (assumes $11.00 per common share fair market value) and approximately 5.2 million common shares would have been issued.

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

Index

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through December 31, 2013, the Company has redeemed approximately 3.5 million Units representing $35.9 million, including approximately 2.0 million Units in the amount of $20.8 million and 1.5 million Units in the amount of $15.0 million redeemed during 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

Second Quarter 2012	474,466	474,466	0
Third Quarter 2012	961,236	961,236	0
Fourth Quarter 2012	617,811	46,889	570,922
First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0

Distributions

The Company’s annual distribution rate as of December 31, 2013 was $0.825 per common share, payable monthly. The Company began making distributions in February 2011 and for the years ended December 31, 2013, 2012 and 2011, the Company made distributions of $0.825, $0.825 and $0.76 per common share for a total of $59.3 million, $45.0 million and $23.6 million.

Note 8

Stock Option Plan

During 2011, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. The Company’s Compensation Committee (“Committee”) is responsible for administering the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors’ Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 1,356,591 based on the number of Units issued as of December 31, 2013.

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2013, 2012 and 2011, the Company granted options, net of forfeitures, to purchase 57,876, 43,716 and 41,797 Units under the Directors’ Plan and recorded approximately $71,000, $51,000 and $58,000 in compensation expense. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2013, 2012 and 2011 is summarized in the following table:

Index

	2013	2012	2011
Outstanding, beginning of year:	85,513	41,797	0
Granted	57,876	43,716	53,896
Exercised	0	0	0
Expired or canceled	0	0	12,099
Outstanding, end of year:	143,389	85,513	41,797
Exercisable, end of year:	143,389	85,513	41,797
The weighted-average exercise price of outstanding options:	$11.00	$11.00	$11.00

Note 9

Management and Franchise Agreements

Each of the Company’s 47 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Chartwell Hospitality, LLC (“Chartwell”) (5), LBAM Investor Group, L.L.C. (“LBA”) (7), Marriott International, Inc. (“Marriott”) (1), MHH Management, LLC (“McKibbon”) (9), Newport Hospitality Group, Inc. (“Newport”) (2), North Central Hospitality, LLC (“North Central”) (6), Raymond Management Company, Inc. (“Raymond”) (2), Schulte Hospitality Group, Inc. (“Schulte”) (6), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Vista Host, Inc. (“Vista”) (1), Texas Western Management Partners, L.P. (“Western”) (2) or White Lodging Services Corporation (“White”) (5). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011 the Company incurred approximately $5.0 million, $3.6 million and $1.3 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista, Western, and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011 the Company incurred approximately $6.7 million, $4.7 million and $1.8 million in franchise royalty fees.

Note 10

Lease Commitments

In connection with the acquisition of three hotels, the Company assumed three land leases. One of the leases has a remaining lease term of 49 years with no renewal options and the other two leases have remaining lease terms of 87 years with no renewal options. All of the leases are subject to an annual base rental payment with defined escalations over the life of the lease. The aggregate amounts of the estimated minimum lease payments pertaining to these leases, for the five years subsequent to December 31, 2013 and thereafter are as follows (in thousands):

2014	$74
2015	74
2016	82
2017	82
2018	82
Thereafter	15,682
Total	$16,076

In connection with the acquisition of the South Bend, Indiana Fairfield Inn & Suites hotel in November 2011, the land on which the hotel resides was conveyed to the Company with an indefinite term (“Vesting Deed”). Under the terms of the Vesting Deed, the Company is required to pay to the University of Notre Dame (“University”) an amount equal to 2% of the room revenues generated by the hotel through June 2012, and 3.25% of the hotel’s room revenues thereafter. The Vesting Deed also grants the University various rights related to the property, including the right to approve changes to the use of the property and

Index

approve potential purchasers of the property. For the years ended December 31, 2013, 2012 and 2011, the Company paid $155,000, $120,000 and $9,000 to the University under the terms of the Vesting Deed.

Note 11

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2013 and 2012, is presented as if the acquisitions of the Company’s 21 hotels acquired after December 31, 2011 had occurred on the latter of January 1, 2012 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

	Years Ended December 31,
	2013	2012

Total revenues	$192,905	$176,078
Net income	39,665	21,238
Net income per share - basic and diluted	$0.54	$0.32

The pro forma information reflects adjustments for actual revenues and expenses of the 21 hotels acquired during the two years ended December 31, 2013 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense has been adjusted to reflect additional borrowings required to fund a portion of the acquisitions; (3) interest expense related to prior owner’s debt which was not assumed has been eliminated; (4) depreciation has been adjusted based on the Company’s basis in the hotels; and (5) transaction costs have been adjusted for the acquisition of existing businesses.

Note 12

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 13

Hotel Contract Commitments

As of December 31, 2013, the Company had outstanding contracts for the potential purchase of three additional hotels, which were under construction, for a total purchase price of $68.1 million. Two of the hotels, which opened in January 2014, were acquired on January 31, 2014. The remaining hotel should be completed during 2014. Closing on this hotel is expected upon completion of construction. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price under each of the contracts. All dollar amounts are in thousands.

Index

Location(a)	Brand	Rooms	Deposits Paid	Gross Purchase Price
Fort Lauderdale, FL (b)	Residence Inn	156	$3	$23,088
Oklahoma City, OK	Hilton Garden Inn	155	(c)	(c)
Oklahoma City, OK	Homewood Suites	100	(c)	(c)
		411	$303	$68,088

(a) As of December 31, 2013, the hotels were under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. The Company closed on the Oklahoma City Hilton Garden Inn and Homewood Suites in January 2014. Assuming all conditions to closing are met, the purchase of the Fort Lauderdale hotel should close during 2014.

(b) If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(c) The Hilton Garden Inn and Homewood Suites hotels in Oklahoma City, OK are part of an adjoining two-hotel complex that will be located on the same site. The two hotels are covered by the same purchase contract with a total gross purchase price of $45 million and deposits of $300,000. These amounts are reflected in the total gross purchase price and deposits paid as indicated above.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. The purchase price for the two Oklahoma City hotels that closed in January 2014 was funded with borrowings under the Company’s credit facility. The Company intends to use the proceeds from the Company’s best-efforts offering and borrowings under its credit facility to purchase the remaining hotel under contract if a closing occurs.

On November 1, 2011, the Company entered into a purchase contract for the potential acquisition of an adjoining Courtyard and TownePlace Suites hotel complex under development in Grapevine, Texas. On March 18, 2013, this contract was terminated. The gross purchase price of the hotels totaled $41.7 million. In connection with the termination of this contract, the initial deposit of $50,000 was repaid to the Company.

Note 14

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. In response to the Defendants-Appellees Briefs, the Plaintiffs-Appellants filed a Reply Brief with the court on November 15, 2013. Oral argument in the Second Circuit Court of Appeals is scheduled for March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Note 15

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012. Income per share for the four quarters in 2013 and 2012 is non-additive in comparison to income per share for the years ended December 31, 2013 and 2012 due to the timing and size of the Company’s Unit issuances.

2013 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,866	$40,942	$43,761	$43,347
Net income	$2,888	$9,186	$8,182	$6,082
Basic and diluted net income per common share	$0.04	$0.13	$0.11	$0.08
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

2012 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,822	$31,122	$32,482	$29,240
Net income	$1,974	$5,900	$5,519	$3,686
Basic and diluted net income per common share	$0.04	$0.11	$0.09	$0.06
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

Note 16

Subsequent Events

In January 2014, the Company declared and paid approximately $5.4 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 243,000 Units in the amount of $2.5 million. The redemptions represented approximately 68% of the total redemption requests due to the 3% limitation under the Unit Redemption Program.

During January 2014, the Company closed on the issuance of approximately 1.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $13.5 million and proceeds net of selling and marketing costs of approximately $12.2 million.

On January 30, 2014, the Company increased the availability under its revolving credit facility to $150 million.

On January 31, 2014, the Company closed on the purchase of a 155-room Hilton Garden Inn hotel and a 100-room Homewood Suites hotel in an adjoining two-hotel complex in Oklahoma City, Oklahoma. The gross purchase price for the two hotels is $45.0 million.

In February 2014, the Company declared and paid approximately $5.5 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

During February 2014, the Company closed on the issuance of approximately 1.0 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $10.6 million and proceeds net of selling and marketing costs of approximately $9.5 million.

Index

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Index

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2014 Proxy Statement is incorporated herein by this reference.

Item 11.             Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2014 Proxy Statement is incorporated herein by this reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2014 Proxy Statement is incorporated herein by this reference.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2014 Proxy Statement is incorporated herein by this reference.

Item 14.             Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2014 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.             Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Ten, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2013
(dollars in thousands)

					Initial Cost		Subsequently Capitalized
City	State	Description	Encumbrances		Land/Land Improvements (1)	Bldg./ FF&E /Other	Bldg. Imp.& FF&E	Total Gross Cost (2)	Acc. Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Huntsville	AL	Hampton Inn & Suites	$0		$713	$10,637	$0	$11,350	$(342)	2013	Mar-13	3 - 39 yrs.	98
Huntsville	AL	Home2 Suites	0		538	8,382	0	8,920	(270)	2013	Mar-13	3 - 39 yrs.	77
Mobile	AL	Hampton Inn & Suites	0		0	11,525	1,008	12,533	(1,081)	2006	Jun-11	3 - 39 yrs.	101
Phoenix	AZ	Courtyard	0		1,382	9,488	31	10,901	(151)	2008	Jul-13	3 - 39 yrs.	127
Phoenix	AZ	Hampton Inn & Suites	0		0	8,474	0	8,474	(155)	2008	Jul-13	3 - 39 yrs.	125
Phoenix	AZ	Homewood Suites	0		0	11,813	0	11,813	(209)	2008	Jul-13	3 - 39 yrs.	134
Scottsdale	AZ	Hilton Garden Inn	10,208		2,089	14,291	1,436	17,816	(1,223)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	0		3,198	27,252	61	30,511	(1,880)	2011	Nov-11	3 - 39 yrs.	142
Colorado Springs	CO	Hampton Inn & Suites	8,222		1,099	11,450	0	12,549	(55)	2008	Nov-13	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	0		5,240	53,264	493	58,997	(4,622)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0		2,144	8,836	2,383	13,363	(542)	2002	Jul-12	3 - 39 yrs.	149
Gainesville	FL	Hilton Garden Inn	0		860	11,720	1,267	13,847	(1,172)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,676		1,152	13,463	1,476	16,091	(1,018)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0		1,003	10,547	34	11,584	(840)	2008	Jun-11	3 - 39 yrs.	98
Tallahassee	FL	Fairfield Inn & Suites	0		1,098	8,116	5	9,219	(648)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0		784	12,282	44	13,110	(1,076)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0		868	12,194	33	13,095	(1,130)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0		1,107	11,964	123	13,194	(921)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	19,996		2,792	33,604	1,915	38,311	(2,878)	2005	Sep-11	3 - 39 yrs.	251
Hoffman Estates	IL	Hilton Garden Inn	0		1,496	8,507	2,454	12,457	(1,339)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	18,441		2,176	29,945	91	32,212	(2,002)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0		1,414	13,438	1,660	16,512	(1,339)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0		1,100	16,450	27	17,577	(1,166)	2010	Nov-11	3 - 39 yrs.	119
Maple Grove	MN	Hilton Garden Inn	0		1,693	11,105	0	12,798	(189)	2003	Jul-13	3 - 39 yrs.	120
Charlotte	NC	Fairfield Inn & Suites	0		1,377	8,673	27	10,077	(904)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0		788	11,217	10	12,015	(728)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0		1,440	9,610	10	11,060	(985)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hampton Inn & Suites	0		3,082	16,828	0	19,910	(238)	2007	Jul-13	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	0		1,397	28,655	2,069	32,121	(2,174)	2001	Sep-11	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	0		3,396	14,364	0	17,760	(207)	2008	Jul-13	3 - 39 yrs.	123
Mason	OH	Hilton Garden Inn	0		1,183	13,722	70	14,975	(1,156)	2010	Sep-11	3 - 39 yrs.	110
Oklahoma City	OK	Homewood Suites	0		878	10,752	0	11,630	(177)	2008	Jul-13	3 - 39 yrs.	90
Charleston	SC	Home2 Suites	0		914	12,994	52	13,960	(1,105)	2011	Nov-11	3 - 39 yrs.	122
Columbia	SC	TownePlace Suites	0		613	9,937	16	10,566	(892)	2009	Mar-11	3 - 39 yrs.	91
Franklin	TN	Courtyard	15,229	(3)	1,335	25,957	3	27,295	(123)	2008	Nov-13	3 - 39 yrs.	126
Franklin	TN	Residence Inn	15,229	(3)	1,314	25,977	0	27,291	(126)	2009	Nov-13	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	11,055		1,069	14,948	1,303	17,320	(1,333)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0		884	13,738	924	15,546	(1,214)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	6,859		700	8,081	27	8,808	(686)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0		705	9,062	3	9,770	(702)	2012	Jan-12	3 - 39 yrs.	101
Dallas	TX	Homewood Suites	0		1,985	23,495	0	25,480	(68)	2013	Dec-13	3 - 39 yrs.	130
Denton	TX	Homewood Suites	0		1,091	10,339	2	11,432	(188)	2009	Jul-13	3 - 39 yrs.	107
Houston	TX	Courtyard	0		1,263	13,090	1	14,354	(765)	2012	Jul-12	3 - 39 yrs.	124
Houston	TX	Residence Inn	0		1,080	16,995	3	18,078	(365)	2012	Jun-13	3 - 39 yrs.	120
Round Rock	TX	Homewood Suites	0		2,817	12,743	13	15,573	(1,122)	2010	Oct-11	3 - 39 yrs.	115
Fairfax	VA	Marriott	0		6,743	27,313	257	34,313	(675)	1984	Mar-13	3 - 39 yrs.	310
Richmond	VA	SpringHill Suites	0		1,088	9,963	36	11,087	(895)	2008	Jun-11	3 - 39 yrs.	103
			$117,915		$71,088	$717,200	$19,367	$807,655	$(43,076)				5,933

(1) Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.
(2) The aggregate cost of real estate for federal income tax purposes is approximately $826 million at December 31, 2013 (unaudited).
(3) Properties are encumbered by one note. For presentation purposes, the outstanding balance was allocated equally between properties.

Real estate owned:	2013	2012	2011
Balance as of January 1	$528,493	$458,214	$0
Acquisitions	270,244	61,561	456,483
Improvements	8,918	8,718	1,731
Balance at December 31	$807,655	$528,493	$458,214

Accumulated depreciation:	2013	2012	2011
Balance as of January 1	$(21,804)	$(6,009)	$0
Depreciation expense	(21,272)	(15,795)	(6,009)
Balance at December 31	$(43,076)	$(21,804)	$(6,009)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT TEN, INC.

By:	/s/ Glade M. Knight	Date: March 12, 2014
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 12, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 12, 2014
Glade M. Knight, Director

By:	/s/ David J. Adams	Date: March 12, 2014
David J. Adams, Director

By:	/s/ Kent W. Colton	Date: March 12, 2014
Kent W. Colton, Director

By:	/s/ R. Garnett Hall, Jr.	Date: March 12, 2014
R. Garnett Hall, Jr., Director

By:	/s/ Anthony Francis Keating, III	Date: March 12, 2014
Anthony Francis Keating, III, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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
The following materials from Apple REIT Ten, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

* Denotes Compensation Plan.