Form 10-Q
period 2014-03-31
Apple REIT Ten, Inc.
filed 2014-05-08
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of registrant’s common shares outstanding as of May 1, 2014: 82,652,457

Index

APPLE REIT TEN, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard ® by Marriott, Fairfield Inn and Suites® by Marriott, Marriott®, Residence Inn® by Marriott, SpringHill Suites® by Marriott and TownePlace Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn and Suites®, Hilton Garden Inn®, Home2 Suites® by Hilton, and Homewood Suites® by Hilton trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $50,045 and $43,076, respectively	$804,153	$764,579
Energy investment	100,000	100,340
Restricted cash-furniture, fixtures and other escrows	10,752	10,843
Due from third party managers, net	10,010	4,327
Other assets, net	5,174	9,865
Total Assets	$930,089	$889,954

Liabilities
Credit facility	$92,886	$74,039
Mortgage debt	121,790	122,501
Accounts payable and other liabilities	9,318	10,642
Total Liabilities	223,994	207,182

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 81,984,468 and 78,868,484 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 81,984,468 and 78,868,484 shares, respectively	802,771	772,388
Distributions greater than net income	(96,724)	(89,664)
Total Shareholders' Equity	706,095	682,772

Total Liabilities and Shareholders' Equity	$930,089	$889,954

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Room	$46,276	$27,637
Other	4,188	3,229
Total revenue	50,464	30,866

Expenses:
Operating	12,564	8,058
Hotel administrative	4,150	2,628
Sales and marketing	4,326	2,719
Utilities	1,986	1,131
Repair and maintenance	2,114	1,071
Franchise fees	2,254	1,246
Management fees	1,764	1,076
Property taxes, insurance and other	3,325	2,145
General and administrative	1,429	1,017
Acquisition related costs	1,008	1,366
Depreciation	6,969	4,487
Total expenses	41,889	26,944

Operating income	8,575	3,922

Investment income	3,453	119
Interest expense	(2,333)	(1,075)

Income before income taxes	9,695	2,966

Income tax expense	(287)	(78)

Net income	$9,408	$2,888

Basic and diluted net income per common share	$0.12	$0.04
Weighted average common shares outstanding - basic and diluted	79,934	66,289

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,408	$2,888
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,969	4,487
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	10	30
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,458)	(3,095)
Decrease in other assets, net	1,894	292
Decrease in accounts payable and accrued expenses	(284)	(772)
Net cash provided by operating activities	12,539	3,830

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(41,371)	(54,922)
Deposits and other disbursements for potential acquisitions	0	(303)
Capital improvements	(2,779)	(3,779)
Decrease (increase) in capital improvement reserves	(393)	1,886
Net cash used in investing activities	(44,543)	(57,118)

Cash flows from financing activities:
Net proceeds related to issuance of Units	32,929	31,941
Redemptions of Units	(2,510)	(1,225)
Distributions paid to common shareholders	(16,468)	(13,622)
Net proceeds from credit facility	18,847	0
Payments of mortgage debt	(547)	(394)
Financing costs	(247)	0
Net cash provided by financing activities	32,004	16,700

Decrease in cash and cash equivalents	0	(36,588)

Cash and cash equivalents, beginning of period	0	146,530

Cash and cash equivalents, end of period	$0	$109,942

Supplemental information:
Interest paid	$2,331	$1,213

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares, were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in variable interest entities through its energy investment and purchase commitment, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of either entity and does not share in any of their benefits, and therefore does not consolidate the entities. As of March 31, 2014, the Company owned 49 hotels located in 17 states with an aggregate of 6,188 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation with no effect on previously reported net income or shareholders’ equity.

Index

Offering Costs

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of March 31, 2014, the Company had sold 85.7 million Units for gross proceeds of $938.5 million and proceeds net of offering costs of $841.1 million. Offering costs included $93.8 million in selling commissions and marketing expenses and $3.6 million in other offering costs. The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new registration statement with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on April 10, 2014, to continue offering the 96,502,475 Units that remained unsold as of that date. The Company plans to continue the offering until all Units are sold or until July 31, 2014, whichever occurs sooner. The Company may terminate the offering at any time.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2014 or 2013. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Investment in Real Estate

The Company acquired two hotels during the first three months of 2014. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	$27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Total					255	$45,000

The purchase price for these properties was funded primarily by borrowings under the Company’s unsecured revolving credit facility. The Company also used borrowings under its unsecured credit facility to pay approximately $1.0 million in acquisition related costs, including $0.9 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2014.

For the two hotels acquired during the first three months of 2014, the amount of revenue and operating income (excluding acquisition related costs totaling $1.0 million) included in the Company’s consolidated income statement from the acquisition date to the period ending March 31, 2014 was approximately $1.4 million and $4,000, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

Index

As of March 31, 2014, the Company owned 49 hotels, located in 17 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	11	1,718
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	4	519
TownePlace Suites	4	388
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
Residence Inn	2	244
SpringHill Suites	2	206
Marriott	1	310
	49	6,188

At March 31, 2014, the Company’s investment in real estate consisted of the following (in thousands):

Land	$73,266
Building and Improvements	721,951
Furniture, Fixtures and Equipment	55,469
Franchise Fees	3,512
854,198
Less Accumulated Depreciation	(50,045)
Investment in Real Estate, net	$804,153

As of March 31, 2014, the Company had one outstanding contract for the potential purchase of a Residence Inn hotel in Fort Lauderdale, Florida. The hotel is currently under construction and is expected to contain 156 guest rooms. The purchase price for the hotel is $23.1 million. It is anticipated that the construction of the hotel will be completed and the hotel will be open for business within the next four to six months, at which time a closing is expected. A deposit of $2,500 has been made by the Company and is refundable if the seller does not meet its obligations under the contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing will occur under the outstanding purchase contract.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contract will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and borrowings under its credit facility if a closing occurs.

Index

3.  Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was then increased to $150 million on January 30, 2014. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. As of March 31, 2014, the credit facility had an outstanding principal balance of $92.9 million and an annual interest rate of approximately 2.40%. As of December 31, 2013, the credit facility had an outstanding principal balance of $74.0 million and an annual interest rate of approximately 2.42%.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distributions. The Company was in compliance with all applicable covenants at March 31, 2014.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and energy investment by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. At March 31, 2014, the carrying value of the Company’s energy investment approximated fair value. As of March 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $214.7 million and $218.9 million. As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was $196.5 million and $198.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. There have been no changes to the contracts and relationships discussed in the Company’s 2013 Annual Report on Form 10-K. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), A10A, ASRG and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality.

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight. As contemplated in the Merger Agreement, Apple Hospitality became self-advised, Apple Hospitality, Apple Seven and Apple Eight terminated their advisory agreements with their respective Advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of Apple Hospitality.

Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A subcontracts its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Hospitality. The Subcontract Agreement provides that, effective with the A7 and A8 mergers on March 1, 2014, Apple Hospitality provides to the Company the advisory services contemplated under the Advisory Agreement and Apple Hospitality receives the fees and expenses payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no impact on the Company’s advisory agreement with A10A.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2014, payments to ASRG for fees under the terms of this contract have totaled approximately $16.6 million since inception. Of this amount, the Company incurred $0.9 million and $1.1 million for the three months ended March 31, 2014 and 2013, which is included in acquisition related costs in the Company’s consolidated statements of operations.

A10A Agreement

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. Effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracts its obligations under this agreement to Apple Hospitality. Prior to March 1, 2014, A10A provided these management services through AFM, which prior to the A7 and A8 mergers was a wholly-owned subsidiary of A9A. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, is payable to A10A for these management services.

Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013 respectively. Of this amount, $0.1 million was paid to Apple Hospitality for the three months ended March 31, 2014, pursuant to the Subcontract Agreement. At December 31, 2013, $0.4 million of the 2013 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2014. No amounts were outstanding at March 31, 2014.

Index

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Hospitality on behalf of ASRG or A10A, approximately $0.6 million and $0.4 million for the three months ended March 31, 2014 and 2013. The expenses reimbursed were approximately $0.0 million and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $0.6 million and $0.3 million, respectively, for costs reimbursed under the contract with A10A for the three months ended March 31, 2014 and 2013. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Hospitality through their relationships with A10A and ASRG.

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable by the Company and the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The Company and other Apple REIT Entities have incurred legal fees associated with the legal proceeding discussed herein. The total costs for the legal matter discussed herein for all of the Apple REIT Entities (excluding Apple Six after its merger in May 2013) was approximately $0.1 million for the three months ended March 31, 2014, of which approximately $0.05 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of March 31, 2014 and December 31, 2013 is a 26% equity investment in Apple Air. As of March 31, 2014, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $1.1 million and $1.2 million as of March 31, 2014 and December 31, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2014, the Company recorded a loss of approximately $62,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the three months ended March 31, 2014 and 2013 were approximately $55,000 and $115,000.

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

Index

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s total $2 billion offering according to the following table:

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

Index

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amount paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum total offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through March 31, 2014, if a triggering event had occurred, expense would have ranged from $0 to $57.6 million (assumes $11 per common share fair market value) and approximately 5.2 million common shares would have been issued.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through March 31, 2014, the Company has redeemed approximately 3.8 million Units in the amount of $38.4 million, including 0.2 million Units in the amount of $2.5 million and 0.1 million Units in the amount of $1.2 million during the three months ended March 31, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, and again for the January 2014 redemption, the redemption date for the first quarter of 2014, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2013 and the first quarter of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369

Distributions

The Company’s annual distribution rate as of March 31, 2014 was $0.825 per common share, payable monthly. For the three months ended March 31, 2014 and 2013, the Company made distributions of $0.20625 per common share for a total of $16.5 million and $13.6 million.

Index

7.  Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2014 and 2013 is presented as if the acquisitions of the Company’s 18 hotels acquired after December 31, 2012 had occurred on the latter of January 1, 2013 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended March 31,
	2014	2013

Total revenues	$50,464	$44,581
Net income	9,408	527
Net income per share - basic and diluted	$0.12	$0.01

The pro forma information reflects adjustments for actual revenues and expenses of the 18 hotels acquired during 2013 and 2014 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

8.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings as the In re Apple REITs Litigation matter. In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order. The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

9.  Subsequent Events

In April 2014, the Company declared and paid approximately $5.6 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.5 million Units in the amount of $4.9 million, representing 100% of the requested Unit redemptions.

During April 2014, the Company closed on the issuance of approximately 1.1 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $12.6 million and proceeds net of selling and marketing costs of approximately $11.4 million.

On April 30, 2014, Eastern Colorado Holdings, LLC, the Common Member, exercised its right to extend the redemption date of the Company’s $100 million preferred interest (energy investment) in Cripple Creek Energy, LLC until June 1, 2015.

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

Overview

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new Registration Statement which was declared effective by the SEC on April 10, 2014 for the 96,502,475 Units that remained unsold as of that date at $11.00 per Unit. The offering will continue until all Units are sold or until July 31, 2014, whichever occurs sooner. As of March 31, 2014, the Company owned 49 hotels (two acquired during the first three months of 2014, 16 acquired during 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. As the United States economy continues to improve, the hotel industry and the Company are experiencing improvements in both revenues and operating income for comparable hotels as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States (including tax increases and potential government spending cuts), the Company is forecasting a mid-single digit percentage increase in revenue and operating income for 2014 as compared to 2013 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

The following is a summary of the results from operations of the 49 hotels owned as of March 31, 2014 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$50,464	100%	$30,866	100%
Hotel operating expenses	29,158	58%	17,929	58%
Property taxes, insurance and other expense	3,325	7%	2,145	7%
General and administrative expense	1,429	3%	1,017	3%

Acquisition related costs	1,008		1,366
Depreciation	6,969		4,487
Investment income	3,453		119
Interest expense	2,333		1,075
Income tax expense	287		78

Number of hotels	49		34
ADR	$120		$114
Occupancy	70%		67%
RevPAR	$84		$77
Total rooms sold(1)	387,168		241,466
Total rooms available(2)	551,310		358,496
________
(1) Represents the number of room nights sold during the period.
(2) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Index

Hotels Owned

The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 49 hotels the Company owned as of March 31, 2014. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	98	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	251	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Total					6,188	$829,786

Index

The purchase price for these properties, net of debt assumed was funded primarily by the Company’s on-going best-efforts offering of Units and borrowings under its revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties.

The Company also used the proceeds of its on-going best-efforts offering and borrowings under its revolving credit facility to pay approximately $16.6 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Results of Operations

The Company began operations on March 4, 2011 when it purchased its first hotel. As of March 31, 2014, the Company owned 49 hotels (of which two were acquired during 2014) with 6,188 rooms as compared to 34 hotels, with a total of 4,367 rooms as of March 31, 2013. As a result, a comparison of 2014 operating results to prior year results is not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue for comparable hotels improved 5% in the first quarter of 2014 as compared to the same period of 2013 and the Company expects continued improvement in revenue and operating income in 2014 as compared to 2013.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2014 and 2013, the Company had total revenue of approximately $50.5 million and $30.9 million. This revenue reflects hotel operations for the 49 hotels acquired through March 31, 2014 for their respective periods of ownership by the Company. For the three months ended March 31, 2014, the hotels achieved combined average occupancy of approximately 70%, ADR of $120 and RevPAR of $84. For the three months ended March 31, 2013, the hotels achieved combined average occupancy of approximately 67%, ADR of $114 and RevPAR of $77. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 31 comparable hotels (hotels owned since January 1, 2013), occupancy, ADR and RevPAR increased 3%, 3% and 8% respectively for the three months ended March 31, 2014 compared to the same period in 2013.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets were negatively impacted by harsh weather conditions and reduced government spending, with overall demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013 for comparable hotels. The Company will continue to pursue market opportunities to improve revenue.

In addition, eight of the hotels owned as of March 31, 2014 have been opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue is expected to be below market levels for this period of time.

Index

Expenses

Hotel operating expenses relate to the 49 hotels acquired through March 31, 2014 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2014 and 2013, hotel operating expenses totaled approximately $29.2 million and $17.9 million, or 58% of total revenue. As noted above, eight of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at March 31, 2014 will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor benefit costs during the first three months of 2014 as compared to the first three months of 2013 for comparable hotels and utility and maintenance costs associated with a more harsh winter than 2013 in many markets. These labor benefit costs are likely to continue to grow at increased rates due to government regulations surrounding healthcare and other benefits. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended March 31, 2014 and 2013 totaled approximately $3.3 million and $2.1 million, or 7% of total revenue. As discussed above, with the addition of eight newly opened hotels, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy.

General and administrative expense for the three months ended March 31, 2014 and 2013 totaled approximately $1.4 million and $1.0 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense was driven by increased advisory fees as the Company reached the next fee tier under its advisory agreement due to improved results of operations, increased reimbursable expenses due to the growth of the Company, and the Company’s share of the loss in its investment in Apple Air Holding, LLC, which it acquired in May 2013.

Acquisition related costs for the three months ended March 31, 2014 and 2013 were approximately $1.0 million and $1.4 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The decrease is due to the acquisition of two hotels with a total purchase price of $45.0 million in the first three months of 2014 compared to three hotels with a total purchase price of $54.5 million in the first three months of 2013.

Depreciation expense for the three months ended March 31, 2014 and 2013 totaled approximately $7.0 million and $4.5 million. Depreciation expense represents expense of the Company’s 49 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Investment income for the three months ended March 31, 2014 and 2013 totaled approximately $3.5 million and $0.1 million, including $3.5 million earned on the Company’s energy investment, acquired in June 2013, in the first three months of 2014. Investment income also includes earnings on excess cash invested in short term money market instruments.

Index

Interest expense during the three months ended March 31, 2014 and 2013 totaled approximately $2.3 million and $1.1 million and is net of approximately $72,000 and $167,000 of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels (loans assumed on three hotels in 2013, one hotel in 2012 and five hotels in 2011) and, beginning in July 2013, borrowings on the Company’s $150 million credit facility.

 Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. There have been no changes to the contracts and relationships discussed in the Company’s 2013 Annual Report on Form 10-K. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), A10A, ASRG and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality.

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight. As contemplated in the Merger Agreement, Apple Hospitality became self-advised, Apple Hospitality, Apple Seven and Apple Eight terminated their advisory agreements with their respective Advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of Apple Hospitality.

Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A subcontracts its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Hospitality. The Subcontract Agreement provides that, effective with the A7 and A8 mergers on March 1, 2014, Apple Hospitality provides to the Company the advisory services contemplated under the Advisory Agreement and Apple Hospitality receives the fees and expenses payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no impact on the Company’s advisory agreement with A10A.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2014, payments to ASRG for fees under the terms of this contract have totaled approximately $16.6 million since inception. Of this amount, the Company incurred $0.9 million and $1.1 million for the three months ended March 31, 2014 and 2013, which is included in acquisition related costs in the Company’s consolidated statements of operations.

Index

A10A Agreement

The Company is party to an advisory agreement with A10A, pursuant to which A10A provides management services to the Company. Effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracts its obligations under this agreement to Apple Hospitality. Prior to March 1, 2014, A10A provided these management services through AFM, which prior to the A7 and A8 mergers was a wholly-owned subsidiary of A9A. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, is payable to A10A for these management services.

Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013 respectively. Of this amount, $0.1 million was paid to Apple Hospitality for the three months ended March 31, 2014, pursuant to the Subcontract Agreement. At December 31, 2013, $0.4 million of the 2013 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2014. No amounts were outstanding at March 31, 2014.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Hospitality on behalf of ASRG or A10A, approximately $0.6 million and $0.4 million for the three months ended March 31, 2014 and 2013. The expenses reimbursed were approximately $0.0 million and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $0.6 million and $0.3 million, respectively, for costs reimbursed under the contract with A10A for the three months ended March 31, 2014 and 2013. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Hospitality through their relationships with A10A and ASRG.

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable by the Company and the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The Company and other Apple REIT Entities have incurred legal fees associated with the legal proceeding discussed herein. The total costs for the legal matter discussed herein for all of the Apple REIT Entities (excluding Apple Six after its merger in May 2013) was approximately $0.1 million for the three months ended March 31, 2014, of which approximately $0.05 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of March 31, 2014 and December 31, 2013 is a 26% equity investment in Apple Air. As of March 31, 2014, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $1.1 million and $1.2 million as of March 31, 2014 and December 31, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2014, the Company recorded a loss of approximately $62,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the three months ended March 31, 2014 and 2013 were approximately $55,000 and $115,000.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s total $2 billion offering according to the following table:

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amount paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense if the maximum total offering is achieved could range from $0 to in excess of $127 million (assumes $11 per common share fair market value). Based on equity raised through March 31, 2014, if a triggering event had occurred, expense would have ranged from $0 to $57.6 million (assumes $11 per common share fair market value) and approximately 5.2 million common shares would have been issued.

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

The Company is raising capital through an on-going best-efforts offering of Units by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. Through March 31, 2014, 85.7 million Units had been sold for gross proceeds of $938.5 million and proceeds net of offering costs of $841.1 million. As of March 31, 2014, 96,502,475 Units remained unsold. The Company may terminate the offering at any time.

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. As of March 31, 2014, the credit facility had an outstanding principal balance of $92.9 million and an annual interest rate of approximately 2.40%.

Index

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

The Company was in compliance with all applicable covenants at March 31, 2014, and anticipates being in compliance for the remainder of 2014.

Capital Uses

The Company anticipates that cash flow from operations, distributions from the Company’s energy investment and availability under its $150 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering and borrowings under its credit facility to purchase the hotel under contract if a closing occurs.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2014 totaled approximately $16.5 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $12.5 million. A portion of distributions paid through March 31, 2014 have been funded from proceeds from the on-going best-efforts offering of Units and borrowings under its credit facility, and are expected to be treated as a return of capital for federal income tax purposes.

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

Index

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through March 31, 2014, the Company has redeemed approximately 3.8 million Units in the amount of $38.4 million, including 0.2 million Units in the amount of $2.5 million and 0.1 million Units in the amount of $1.2 million during the three months ended March 31, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, the scheduled redemption date for the fourth quarter of 2012, through the April 2013 redemption, the scheduled redemption date for the second quarter of 2013, and again for the January 2014 redemption, the redemption date for the first quarter of 2014, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2013 and the first quarter of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2014, the Company held approximately $8.1 million in reserve for capital expenditures. During the first three months of 2014, the Company invested approximately $1.7 million in capital expenditures and anticipates spending an additional $13 to $18 million for the remainder of 2014 on properties owned at March 31, 2014. The Company does not currently have any existing or planned projects for development.

As of March 31, 2014, the Company had one outstanding contract for the potential purchase of a Residence Inn hotel in Fort Lauderdale, Florida. The hotel is currently under construction and is expected to contain 156 guest rooms. The purchase price for the hotel is $23.1 million. It is anticipated that the construction of the hotel will be completed and the hotel will be open for business within the next four to six months, at which time a closing is expected. A deposit of $2,500 has been made by the Company and is refundable if the seller does not meet its obligations under the contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing will occur under the outstanding purchase contract. It is anticipated that the purchase price for the outstanding contract will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and borrowings under its credit facility if a closing occurs.

Index

As part of the cost sharing arrangements discussed herein under Related Parties, the day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process does not have a significant impact on any of the companies. At March 31, 2014, approximately $200,000 was due to Apple Hospitality.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or any available other financing sources to make distributions.

Subsequent Events

In April 2014, the Company declared and paid approximately $5.6 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.5 million Units in the amount of $4.9 million, representing 100% of the requested Unit redemptions.

During April 2014, the Company closed on the issuance of approximately 1.1 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of approximately $12.6 million and proceeds net of selling and marketing costs of approximately $11.4 million.

On April 30, 2014, Eastern Colorado Holdings, LLC, the Common Member, exercised its right to extend the redemption date of the Company’s $100 million preferred interest (energy investment) in Cripple Creek Energy, LLC until June 1, 2015.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at March 31, 2014, of $92.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.9 million, all other factors remaining the same. The Company’s cash balance at March 31, 2014 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings (including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013) as the In re Apple REITs Litigation matter. In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order. The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new Registration Statement which was declared effective by the Securities and Exchange Commission on April 10, 2014 to continue offering the remaining 96,502,475 Units that remained unsold as of that date at $11.00 per Unit. The managing underwriter is David Lerner and Associates, Inc. The following tables set forth information concerning the total on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2014. All amounts are in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	76,225	Units	$11 per Unit	838,473
Totals:	85,749	Units		938,473

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	93,847
2. Expenses of underwriters	-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company
4. Fees and expenses of third parties	3,556
Total Expenses of Issuance and Distribution of Common Shares	97,403
Net Proceeds to the Company	$841,070

1. Purchase of real estate (net of debt proceeds and repayment)	$704,365
2. Deposits and other costs associated with potential real estate acquisitions	3
3. Purchase of Preferred Membership Interest in energy company	100,000
4. Repayment of other indebtedness, including interest expense paid	17,674
5. Investment and working capital	-
6. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)	2,432
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)	16,596
7. Fees and expenses of third parties	-
8. Other	-
Total of Application of Net Proceeds to the Company	$841,070

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

Since the inception of the program through March 31, 2014, the Company has redeemed approximately 3.8 million Units in the amount of $38.4 million, including 0.2 million Units in the amount of $2.5 million and 0.1 million Units in the amount of $1.2 million during the three months ended March 31, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. Prior to October 2012 and from July 2013, the scheduled redemption date for the third quarter of 2013, through December 31, 2013, the Company redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations, proceeds from its on-going best-efforts offering of Units and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2013 and the first quarter of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369

The following is a summary of redemptions during the first quarter of 2014 (no redemptions occurred in February and March of 2014).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2014	242,644	$10.34	242,644		(1)

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

10.68	First amendment to credit agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1
Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FILED HEREWITH)

101
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 8, 2014
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 8, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)