Form 10-Q
period 2014-09-30
Apple REIT Ten, Inc.
filed 2014-11-05
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of registrant’s common shares outstanding as of November 1, 2014: 91,037,588

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

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $64,313 and $43,076, respectively	$800,193	$764,579
Energy investment	100,329	100,340
Restricted cash-furniture, fixtures and other escrows	11,041	10,843
Due from third party managers, net	8,604	4,327
Other assets, net	6,009	9,865
Total Assets	$926,176	$889,954

Liabilities
Credit facility	$2,800	$74,039
Mortgage debt	120,423	122,501
Accounts payable and other liabilities	12,180	10,642
Total Liabilities	135,403	207,182

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 91,334,230 and 78,868,484 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 91,334,230 and 78,868,484 shares, respectively	894,839	772,388
Distributions greater than net income	(104,114)	(89,664)
Total Shareholders' Equity	790,773	682,772

Total Liabilities and Shareholders' Equity	$926,176	$889,954

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Room	$52,614	$40,166	$153,365	$104,647
Other	4,177	3,595	13,220	10,922
Total revenue	56,791	43,761	166,585	115,569

Expenses:
Operating	14,275	11,028	41,173	28,956
Hotel administrative	4,320	3,359	12,918	8,967
Sales and marketing	4,801	3,841	13,976	10,015
Utilities	2,252	1,695	6,145	4,094
Repair and maintenance	1,980	1,656	6,168	4,088
Franchise fees	2,520	1,862	7,426	4,810
Management fees	1,676	1,345	5,278	3,691
Property taxes, insurance and other	3,308	2,959	9,981	7,822
General and administrative	1,369	1,119	4,461	3,305
Acquisition related costs	13	2,935	1,054	4,904
Depreciation	7,226	5,748	21,237	15,082
Total expenses	43,740	37,547	129,817	95,734

Operating income	13,051	6,214	36,768	19,835

Investment income	3,530	3,533	10,475	4,467
Interest expense	(1,867)	(1,478)	(6,541)	(3,802)

Income before income taxes	14,714	8,269	40,702	20,500

Income tax expense	(1,203)	(87)	(2,934)	(244)

Net income	$13,511	$8,182	$37,768	$20,256

Basic and diluted net income per common share	$0.15	$0.11	$0.45	$0.29
Weighted average common shares outstanding - basic and diluted	90,267	74,887	84,605	70,308

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$37,768	$20,256
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,237	15,082
Other non-cash expenses, net	397	197
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,052)	(4,050)
(Increase) decrease in other assets, net	731	(927)
Increase in accounts payable and other liabilities	610	1,930
Net cash provided by operating activities	56,691	32,488

Cash flows used in investing activities:
Cash paid for energy investment	0	(100,000)
Cash paid for the acquisition of hotel properties	(40,207)	(177,379)
Deposits and other disbursements for potential acquisitions	(325)	(1,528)
Capital improvements	(12,276)	(6,543)
(Increase) decrease in capital improvement reserves	(899)	4,044
Investment in other assets	0	(1,450)
Net cash used in investing activities	(53,707)	(282,856)

Cash flows from financing activities:
Net proceeds related to issuance of Units	134,820	128,409
Redemptions of Units	(12,508)	(14,611)
Distributions paid to common shareholders	(52,218)	(43,389)
Proceeds from (payments on) credit facility	(71,239)	35,103
Payments of mortgage debt	(1,585)	(1,144)
Financing costs	(254)	(530)
Net cash provided by (used in) financing activities	(2,984)	103,838

Decrease in cash and cash equivalents	0	(146,530)

Cash and cash equivalents, beginning of period	0	146,530

Cash and cash equivalents, end of period	$0	$0

Supplemental information:
Interest paid	$6,867	$3,823
Income taxes paid	$3,665	$308

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in variable interest entities through its energy investment and purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of September 30, 2014, the Company owned 49 hotels located in 17 states with an aggregate of 6,188 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2013 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

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

Offering Costs

On July 31, 2014, the Company concluded its best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including legal, accounting and reporting services. These offering costs were recorded by the Company as a reduction of shareholders’ equity. As of the conclusion of the offering, the Company had sold 96.1 million Units for gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. Offering costs included approximately $105.2 million in selling commissions and marketing expenses and approximately $3.9 million in other offering costs.

Index

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2014 or 2013. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

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

Prior to 2014, the Lessee had net operating loss carryforwards to offset taxable income. Based on taxable income through September 30, 2014, the Lessee has generated taxable income in excess of its net operating loss carryforwards and has accrued approximately $2.4 million in estimated federal and state income tax or approximately 40% of the excess taxable income.

Recent Accounting Standard

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Investment in Real Estate

The Company acquired two hotels during the first nine months of 2014. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	$27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Total					255	$45,000

Index

At the date of purchase, the purchase price for these properties was funded primarily by borrowings under the Company’s unsecured revolving credit facility. The Company also used borrowings under its unsecured credit facility to pay approximately $1.0 million in acquisition related costs, including $0.9 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2014.

For the two hotels acquired during the first nine months of 2014, the amount of revenue and operating income (excluding acquisition related costs totaling $1.0 million) included in the Company’s consolidated statement of operations from the acquisition date to the period ending September 30, 2014 was approximately $6.6 million and $1.2 million, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

As of September 30, 2014, the Company owned 49 hotels, located in 17 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	4	519
TownePlace Suites	4	387
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
Residence Inn	2	244
SpringHill Suites	2	206
Marriott	1	310
	49	6,188

At September 30, 2014, the Company’s investment in real estate consisted of the following (in thousands):

Land	$73,266
Building and Improvements	727,070
Furniture, Fixtures and Equipment	60,658
Franchise Fees	3,512
864,506
Less Accumulated Depreciation	(64,313)
Investment in Real Estate, net	$800,193

Index

As of September 30, 2014, the Company had outstanding contracts for the potential purchase of four additional hotels, which were under construction, for a total purchase price of $89.6 million. The Fort Lauderdale Residence Inn hotel, which opened in October 2014, was acquired on October 24, 2014.  Closing on the remaining three hotels is expected upon completion of construction. Assuming all conditions to closing are met, the purchase of these three hotels should close over the next 15 months from September 30, 2014. Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2014. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Fort Lauderdale, FL (b)	Residence Inn	156	$3	$23,088
Shenandoah, TX (a)	Courtyard	124	3	15,872
Cape Canaveral, FL (a)	Homewood Suites	153	3	25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
		591	$309	$89,605
________
(a) If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.
(b) Property was acquired October 24, 2014.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. The purchase price for the Fort Lauderdale Residence Inn was funded from borrowings under the Company’s credit facility, and it is anticipated that the purchase price for the remaining outstanding contracts will be funded from borrowings under the Company’s credit facility if a closing occurs.

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

4.  Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014 and reduced back to $100 million on August 14, 2014. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including distributions and the possible payment of redemptions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. As of September 30, 2014, the credit facility had an outstanding principal balance of $2.8 million and an annual interest rate of approximately 2.40%. As of December 31, 2013, the credit facility had an outstanding principal balance of $74.0 million and an annual interest rate of approximately 2.42%.

Index

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distributions. The Company was in compliance with all applicable covenants at September 30, 2014.

5.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and energy investment by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. At September 30, 2014, the carrying value of the Company’s energy investment approximated fair value. As of September 30, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $123.2 million and $126.5 million. As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was $196.5 million and $198.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), A10A, ASRG and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Executive Chairman, and formerly Chairman and Chief Executive Officer, of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality, and Mr. Justin G. Knight, the Company’s President, has been appointed to the Board of Directors of Apple Hospitality, effective January 1, 2015.

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

Index

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

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2014, payments to ASRG for fees under the terms of this contract have totaled approximately $16.6 million since inception. Of this amount, the Company incurred $0.9 million and $3.5 million for the nine months ended September 30, 2014 and 2013, which is included in acquisition related costs in the Company’s consolidated statements of operations.

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

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $1.0 million and $0.6 million for the nine months ended September 30, 2014 and 2013 respectively. Of this amount, $0.8 million was paid to Apple Hospitality for the nine months ended September 30, 2014, pursuant to the Subcontract Agreement. At December 31, 2013, $0.4 million of the 2013 advisory fee had not been paid and was included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2014. No amounts were outstanding at September 30, 2014.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Hospitality on behalf of ASRG or A10A, approximately $2.0 million and $1.3 million for the nine months ended September 30, 2014 and 2013. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Hospitality through their relationships with A10A and ASRG.

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable by the Company and the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which, following the A7 and A8 mergers, include only the Company and Apple Hospitality. The Company and other Apple REIT Entities have incurred legal fees associated with the legal proceeding discussed herein. The total costs for the legal matter discussed herein for all of the Apple REIT Entities (excluding Apple Six after its merger in May 2013) was approximately $0.3 million for the nine months ended September 30, 2014, of which approximately $58,000 was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of September 30, 2014 and December 31, 2013 is a 26% equity investment in Apple Air. As of September 30, 2014, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $1.0 million and $1.2 million as of September 30, 2014 and December 31, 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2014 and 2013, the Company recorded a loss of approximately $179,000 and $109,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the nine months ended September 30, 2014 and 2013 were approximately $135,000 and $218,000.

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

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders’ interests and the termination of the Series A preferred shares.

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

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through September 30, 2014, the Company has redeemed approximately 4.7 million Units in the amount of $48.4 million, including 1.2 million Units in the amount of $12.5 million and 1.4 million Units in the amount of $14.6 million during the nine months ended September 30, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through September 30, 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2013 and the first nine months of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0

Index

Distributions

The Company’s annual distribution rate as of September 30, 2014 was $0.825 per common share, payable monthly. For the three months ended September 30, 2014 and 2013, the Company made distributions of $0.20625 per common share for a total of $18.6 million and $15.4 million. For the nine months ended September 30, 2014 and 2013, the Company made distributions of $0.61875 per common share for a total of $52.2 million and $43.4 million.

8.  Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2014 and 2013 is presented as if the acquisitions of the Company’s 18 hotels acquired after December 31, 2012 had occurred on the latter of January 1, 2013 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenues	$56,791	$49,355	$166,585	$147,194
Net income	13,511	12,228	37,768	25,601
Net income per share - basic and diluted	$0.15	$0.16	$0.45	$0.35

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

Index

10.  Subsequent Events

In October 2014, the Company declared and paid approximately $6.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.3 million Units in the amount of $3.0 million, representing 100% of the requested Unit redemptions.

On October 24, 2014, the Company closed on the purchase of a 156-room Residence Inn in Fort Lauderdale, Florida.  The gross purchase price is $23.1 million.

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

Overview

Apple REIT Ten, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering of Units, with a total of 96.1 million Units sold, gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. As of September 30, 2014, the Company owned 49 hotels (two acquired during the first nine months of 2014, 16 acquired during 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to see improvement in both revenues and operating income for comparable hotels as compared to the prior year. Although the economy in the United States has slowly continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company and industry are forecasting a mid to upper-single digit percentage increase in revenue and operating income for the full year of 2014 as compared to 2013 for comparable hotels, with the trend expected to continue into 2015.

Index

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

The following is a summary of the results from operations of the 49 hotels owned as of September 30, 2014 for their respective periods of ownership by the Company:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$56,791	100%	$43,761	100%	$166,585	100%	$115,569	100%
Hotel operating expenses	31,824	56%	24,786	57%	93,084	56%	64,621	56%
Property taxes, insurance and other expense	3,308	6%	2,959	7%	9,981	6%	7,822	7%
General and administrative expense	1,369	2%	1,119	3%	4,461	3%	3,305	3%

Acquisition related costs	13		2,935		1,054		4,904
Depreciation	7,226		5,748		21,237		15,082
Investment income	3,530		3,533		10,475		4,467
Interest expense	1,867		1,478		6,541		3,802
Income tax expense	1,203		87		2,934		244

Number of hotels	49		43		49		43
ADR	$120		$114		$121		$116
Occupancy	77%		74%		75%		73%
RevPAR	$92		$84		$91		$85
Total rooms sold(1)	437,589		352,807		1,266,952		905,011
Total rooms available(2)	569,381		477,730		1,683,799		1,236,348
________
(1) Represents the number of room nights sold during the period.
(2) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The Company commenced operations in March 2011 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 49 hotels the Company owned as of September 30, 2014. All dollar amounts are in thousands.

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Total					6,188	$829,786

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

Results of Operations

The Company began operations on March 4, 2011 when it purchased its first hotel. As of September 30, 2014, the Company owned 49 hotels (of which two were acquired during 2014) with 6,188 rooms as compared to 43 hotels, with a total of 5,452 rooms as of September 30, 2013. As a result, a comparison of 2014 operating results to prior year results is not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s room revenue for comparable hotels improved 8% for the third quarter of 2014 as compared to the third quarter of 2013 and 7% in the first nine months of 2014 as compared to the same period of 2013. The Company expects continued improvement in revenue and operating income for the full year of 2014 as compared to 2013, with the trend continuing into 2015.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2014 and 2013, the Company had total revenue of approximately $56.8 million and $43.8 million. For the nine months ended September 30, 2014 and 2013, the Company had total revenue of approximately $166.6 million and $115.6 million. This revenue reflects hotel operations for the 49 hotels acquired through September 30, 2014 for their respective periods of ownership by the Company. For the three months ended September 30, 2014 and 2013, the hotels achieved combined average occupancy of approximately 77% and 74%, ADR of $120 and $114 and RevPAR of $92 and $84. For the nine months ended September 30, 2014 and 2013, the hotels achieved combined average occupancy of approximately 75% and 73%, ADR of $121 and $116 and RevPAR of $91 and $85. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 31 comparable hotels (hotels owned since January 1, 2013), occupancy, ADR and RevPAR increased 5%, 4% and 9% respectively for the three months ended September 30, 2014, and increased 4%, 3% and 7% respectively for the nine months ended September 30, 2014 compared to the same periods in 2013.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets were negatively impacted by harsh weather conditions earlier this year and reduced government spending, with continued overall demand and room rate improvement, the Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2014 as compared to 2013 for comparable hotels, with the trend expected to continue into 2015. The Company will continue to pursue market opportunities to improve revenue.

Index

In addition, five of the hotels owned as of September 30, 2014 have been opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue for these hotels is expected to be below market levels for this period of time.

Expenses

Hotel operating expenses relate to the 49 hotels acquired through September 30, 2014 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2014 and 2013, hotel operating expenses totaled approximately $31.8 million and $24.8 million, or 56% and 57% of total revenue. For the nine months ended September 30, 2014 and 2013, hotel operating expenses totaled approximately $93.1 million and $64.6 million, or 56% of total revenue in each period. As noted above, five of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at September 30, 2014 will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor costs during the first nine months of 2014 as compared to the first nine months of 2013 and utility and maintenance costs associated with a more harsh winter than 2013 in many markets. Labor costs are likely to continue to grow at increased rates due to government regulations surrounding wage rates, healthcare and other benefits. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended September 30, 2014 and 2013 totaled approximately $3.3 million and $3.0 million, or 6% and 7% of total revenue. For the nine months ended September 30, 2014 and 2013, property taxes, insurance, and other expense totaled approximately $10.0 million and $7.8 million, or 6% and 7% of total revenue. As discussed above, with the addition of five newly opened hotels, taxes, insurance and other expense as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases in 2014 due to successful appeals of tax assessments at certain locations.

General and administrative expense for the three months ended September 30, 2014 and 2013 totaled approximately $1.4 million and $1.1 million. For the nine months ended September 30, 2014 and 2013, general and administrative expense totaled approximately $4.5 million and $3.3 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense was driven by increased advisory fees as the Company reached the next fee tier under its advisory agreement with Apple Ten Advisors, Inc. due to improved results of operations and increased reimbursable expenses due to the growth of the Company.

Acquisition related costs for the three months ended September 30, 2014 and 2013 were approximately $13,000 and $2.9 million. For the nine months ended September 30, 2014 and 2013, acquisition related costs were approximately $1.1 million and $4.9 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The decrease is due to the acquisition of two hotels with a total purchase price of $45.0 million in the first nine months of 2014 compared to 12 hotels with a total purchase price of $176.8 million in the first nine months of 2013.

Index

Depreciation expense for the three months ended September 30, 2014 and 2013 totaled approximately $7.2 million and $5.7 million. For the nine months ended September 30, 2014 and 2013, depreciation expense was approximately $21.2 million and $15.1 million. Depreciation expense represents expense of the Company’s 49 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Investment income for the three months ended September 30, 2014 and 2013 totaled approximately $3.5 million in each period. For the nine months ended September 30, 2014 and 2013, investment income totaled approximately $10.5 million and $4.5 million. Investment income included $10.5 million and $4.3 million earned on the Company’s energy investment, acquired in June 2013, in the first nine months of 2014 and 2013.

Interest expense during the three months ended September 30, 2014 and 2013 totaled approximately $1.9 million and $1.5 million. For the nine months ended September 30, 2014 and 2013, interest expense totaled approximately $6.5 million and $3.8 million and is net of approximately $0.4 million and $0.2 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels (loans assumed on three hotels in 2013, one hotel in 2012 and five hotels in 2011) and, beginning in July 2013, borrowings on the Company’s $100 million credit facility.

Income tax expense during the three months ended September 30, 2014 and 2013 totaled approximately $1.2 million and $0.1 million. For the nine months ended September 30, 2014 and 2013, income tax expense totaled $2.9 million and $0.2 million. The increase in income tax expense is due primarily to increases in taxable income for the Company’s taxable REIT subsidiary. Due to improvement in operating results at its hotels and due to the income from its energy investment, the taxable REIT subsidiary has realized the benefit of its historic operating loss carryforwards and for the first nine months of 2014 has recorded estimated federal and state income tax expense of approximately $2.4 million, or approximately 40% of taxable income in excess of its net operating loss carryforwards. The Company anticipates additional taxable income and associated tax expense for the remainder of the year.

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

Effective March 1, 2014, Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) merged with and into Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013 (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Glade Knight is Executive Chairman and formerly Chairman and Chief Executive Officer of Apple Hospitality. Another member of the Company’s Board of Directors is also on the Board of Directors of Apple Hospitality, and Mr. Justin G. Knight, the Company’s President, has been appointed to the Board of Directors of Apple Hospitality, effective January 1, 2015. Prior to the A7 and A8 mergers, Glade Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight.

Index

The Company is managed by ASRG, who provides the Company with property acquisition and disposition services, and Apple Ten Advisors, Inc. (“A10A”), who provides the Company with day-to-day management services. The Company pays fees and reimburses certain expenses to ASRG and A10A for these services. Prior to March 1, 2014, A10A provided these management services through Apple Fund Management, LLC (“AFM”), which, at that time, was a wholly-owned subsidiary of Apple Nine Advisors, Inc. Effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracts its obligations under the advisory agreement between A10A and the Company to Apple Hospitality. The subcontract agreement provides that, effective with the A7 and A8 mergers, Apple Hospitality will provide to the Company the advisory services contemplated under the A10A advisory agreement and that Apple Hospitality will receive the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract agreement. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

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

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders’ interests and the termination of the Series A preferred shares.

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

Liquidity and Capital Resources

Capital Resources

The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011. The Company raised capital through its best-efforts offering of Units by David Lerner Associates, Inc., the managing dealer, which received selling commissions and a marketing expense allowance based on proceeds of the Units sold. From the initial capitalization on August 13, 2010 through the conclusion of the offering on July 31, 2014, the Company closed on a total of 96.1 million Units representing gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. The Company incurred costs of approximately $109.1 million related to this offering.

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014 and reduced back to $100 million on August 14, 2014. The credit facility will be utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including distributions and the possible payment of redemptions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. As of September 30, 2014, the credit facility had an outstanding principal balance of $2.8 million and an annual interest rate of approximately 2.40%.

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

The Company was in compliance with all applicable covenants at September 30, 2014, and anticipates being in compliance for the remainder of 2014 and into 2015.

Capital Uses

The Company’s principal sources of liquidity are the cash flow generated from properties the Company has or will acquire, distributions received on its energy investment and proceeds from its $100 million revolving credit facility. In addition, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, distributions from the Company’s energy investment and availability under its $100 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use borrowings under its credit facility to purchase the hotels under contract if a closing occurs.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2014 totaled approximately $52.2 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $56.7 million. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt in addition to cash from operations. Since, in previous periods, a portion of distributions have been funded with proceeds from the offering of Units and borrowings under its credit facility, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which were distributed are not available for investment in properties.

Index

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through September 30, 2014, the Company has redeemed approximately 4.7 million Units in the amount of $48.4 million, including 1.2 million Units in the amount of $12.5 million and 1.4 million Units in the amount of $14.6 million during the nine months ended September 30, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through September 30, 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2013 and the first nine months of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2014, the Company held approximately $8.6 million in reserve for capital expenditures. During the first nine months of 2014, the Company invested approximately $13.2 million in capital expenditures and anticipates spending an additional $10 million to $15 million in the next 12 months. The Company does not currently have any existing or planned projects for development.

As of September 30, 2014, the Company had outstanding contracts for the potential purchase of four additional hotels, which were under construction, for a total purchase price of $89.6 million. The Fort Lauderdale Residence Inn hotel, which opened in October 2014, was acquired on October 24, 2014.  Closing on the remaining three hotels is expected upon completion of construction. Assuming all conditions to closing are met, the purchase of these three hotels should close over the next 15 months from September 30, 2014. Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2014.  All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Fort Lauderdale, FL (b)	Residence Inn	156	$3	$23,088
Shenandoah, TX (a)	Courtyard	124	3	15,872
Cape Canaveral, FL (a)	Homewood Suites	153	3	25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
		591	$309	$89,605
________
(a) If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(b) Property was acquired October 24, 2014.

Index

Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing will occur under the outstanding purchase contracts. The purchase price for the Fort Lauderdale Residence Inn was funded from borrowings under the Company’s credit facility, and it is anticipated that the purchase price for the remaining outstanding contracts will be funded from borrowings under its credit facility if a closing occurs.

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

Recent Accounting Standard

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In October 2014, the Company declared and paid approximately $6.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2014, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.3 million Units in the amount of $3.0 million, representing 100% of the requested Unit redemptions.

On October 24, 2014, the Company closed on the purchase of a 156-room Residence Inn in Fort Lauderdale, Florida.  The gross purchase price is $23.1 million.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at September 30, 2014, of $2.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $28,000, all other factors remaining the same. The Company’s cash balance at September 30, 2014 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company registered, effective January 19, 2011, 182,251,082 Units (each Unit consisting of one common share and one Series A preferred share). The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new Registration Statement which was declared effective by the Securities and Exchange Commission on April 10, 2014 to continue offering the 96,502,475 Units that remained unsold as of that date at $11.00 per Unit. The Company concluded its best-efforts offering of Units on July 31, 2014. The managing underwriter was David Lerner Associates, Inc. The following tables set forth information concerning the total best-efforts offering and the use of proceeds from the offering as of September 30, 2014. All amounts are in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	86,550	Units	$11 per Unit	952,055
Totals:	96,074	Units		1,052,055

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission				105,206
2. Expenses of underwriters				-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				-
4. Fees and expenses of third parties				3,888
Total Expenses of Issuance and Distribution of Common Shares				109,094
Net Proceeds to the Company				$942,961

1. Purchase of real estate (net of debt proceeds and repayment)				$715,380
2. Deposits and other costs associated with potential real estate acquisitions				328
3. Purchase of Preferred Membership Interest in energy company				100,000
4. Repayment of other indebtedness, including interest expense paid				23,248
5. Investment and working capital				84,261
6. Fees to the following (all affiliates of officers of the Company):
a. Apple Ten Advisors, Inc. (excludes reimbursed expenses)				3,148
b. Apple Suites Realty Group, Inc. (excludes reimbursed expenses)				16,596
7. Fees and expenses of third parties				-
8. Other				-
Total of Application of Net Proceeds to the Company				$942,961

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

Since the inception of the program through September 30, 2014, the Company has redeemed approximately 4.7 million Units in the amount of $48.4 million, including 1.2 million Units in the amount of $12.5 million and 1.4 million Units in the amount of $14.6 million during the nine months ended September 30, 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through September 30, 2014, the Company redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2013 and the first nine months of 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0

The following is a summary of redemptions during the third quarter of 2014 (no redemptions occurred in August and September of 2014).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2014	496,839	$10.29	496,839		(1)

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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 5, 2014
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 5, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)