Form 10-K
period 2014-12-31
Apple REIT Ten, Inc.
filed 2015-03-06
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 There is currently no established market for the registrant’s common shares. There were approximately 87,351,000 common shares held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of common shares outstanding on March 1, 2015, was 90,611,755.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2015.

Index

APPLE REIT TEN, INC.

FORM 10-K

Signatures

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.               Business

The Company is a Virginia corporation that was formed in August 2010 to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on January 27, 2011. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company concluded its best-efforts offering of Units on July 31, 2014. As of December 31, 2014, the Company owned 51 hotels operating in 17 states with an aggregate of 6,468 rooms. All of the Company’s hotels operate under Marriott or Hilton brands.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this Annual Report on Form 10-K for the consolidated financial statements.

Business Objectives

The Company’s primary business objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions, internal growth and selective hotel renovation. The acquisition strategy includes purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, diverse demand generators, and the potential for high levels of customer satisfaction, strong operating margins and cash flow growth. Although the Company’s primary focus is long-term ownership of hotels, the Company has pursued other advantageous investment opportunities for income-producing real estate, such as its $100 million preferred interest in an energy company that was redeemed in full during 2014. With an emphasis on upscale select service hotels, the Company utilizes its asset management expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data and using scale to help negotiate favorable vendor contracts, partnering with industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. Also, the Company

Index

strategically renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and renovations, and strong asset management of its portfolio will improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2014, the Company owned 51 hotels (four of which were acquired during 2014, 16 acquired during 2013, five acquired during 2012 and 26 acquired during 2011). In addition, as of December 31, 2014, the Company had entered into contracts for the purchase of five additional hotels for a total purchase price of approximately $153.6 million. Of the five hotels, two are under construction and are planned to be completed over the next 12 months from December 31, 2014. Closing on these two hotels is expected upon completion of construction. Of the three existing hotels, two were acquired on February 5, 2015, and the acquisition of the one remaining hotel is expected to close within the next six months from December 31, 2014. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closings on the remaining three hotels will occur under the outstanding purchase contracts.

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013, and the remaining $20 million was funded on July 2, 2013. The terms of the Preferred Interest included a distribution to be paid monthly at an annual return of 10% and a deferred distribution at an annual return of 4% paid monthly or upon redemption of the Preferred Interest. Under the terms of the agreement, on November 6, 2014, CCE redeemed in full the Company’s $100 million preferred interest in CCE. Through the redemption date, the Company earned $11.8 million and $7.8 million from its Preferred Interest in 2014 and 2013, respectively.

Hotel Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels or lodging facilities in the Company’s geographic market. An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

As of December 31, 2014, the Company owned 51 hotels, including four hotels acquired during 2014, 16 hotels acquired during 2013, five hotels acquired during 2012 and 26 acquired during 2011. These hotels are located in 17 states with an aggregate of 6,468 rooms and consist of the following: 11 Hilton Garden Inn hotels, 10 Homewood Suites hotels, nine Hampton Inn & Suites hotels, five Courtyard hotels, four TownePlace Suites hotels, three Residence Inn hotels, three Fairfield Inn & Suites hotels, three Home2 Suites hotels, two SpringHill Suites hotels and one full service Marriott hotel.

Room revenue for these hotels for the year ended December 31, 2014 totaled $202.0 million, and the hotels achieved average occupancy of 74%, ADR of $121 and RevPAR of $89 for the period owned in 2014. Room revenue for the year ended December 31, 2013 totaled $144.1 million, and the hotels achieved average occupancy of 71%, ADR of $115 and RevPAR of $82 for the period owned in 2013. These rates are comparable with industry and brand averages for the period owned by the Company. For the 31 comparable hotels (hotels owned since January 1, 2013), occupancy, ADR and RevPAR increased 4%, 3% and 7%, respectively for the year ended December 31, 2014 versus the prior year. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. Although certain markets continue to be negatively impacted by reduced government spending and increased supply growth, with overall continued demand and room rate improvement of comparable hotels, the Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014 for comparable hotels. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Index

 Management and Franchise Agreements

Each of the Company’s 51 hotels owned as of December 31, 2014 is operated and managed, under separate management agreements, by affiliates of one of the following companies: Chartwell Hospitality, LLC (“Chartwell”), LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), North Central Hospitality, LLC (“North Central”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista Host”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White Lodging”). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $7.0 million, $5.0 million and $3.6 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista Host, Western and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $9.8 million, $6.7 million and $4.7 million in franchise royalty fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2014 and 2013, the Company’s capital improvements on existing hotels were approximately $20.8 million and $8.9 million.

Financing

The Company’s cash balance at December 31, 2014 totaled $46.3 million. The Company’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Company has or will acquire and its $100 million revolving credit facility. In addition, the Company may borrow additional funds subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, cash on hand and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use cash on hand, assumed secured debt, borrowings under its credit facility and additional financing as needed to purchase the hotels under contract if a closing occurs. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. If cash on hand, cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company may attempt, if necessary, to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution rate to levels required to maintain its REIT status. If the Company were unable to refinance debt as it matures or if it were to default on its debt, it may be unable to make distributions or redemptions.

The Company has eight mortgage notes payable that were assumed with the acquisition of nine hotels. These notes had a total outstanding balance of $115.8 million at December 31, 2014, maturity dates ranging from December 2015 to August 2021 and stated interest rates ranging from 5.45% to 6.30%. The Company also has a $100 million unsecured revolving credit facility with a commercial bank that is available for acquisitions, hotel renovations, working

Index

capital and other general corporate funding purposes, including the payment of distributions and the funding of redemptions. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The outstanding balance on the credit facility as of December 31, 2014 was $0. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources for additional information regarding the credit facility.

Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

Environmental Matters

The Company’s hotels are subject to various U.S. federal, state and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and waste water discharges, lead-based paint, mold and mildew and waste management, and impose liability for contamination. In connection with each of the Company’s acquisitions, the Company reviewed a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

Property Acquisitions

The Company acquired a total of four hotels during 2014. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	$27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Total					535	$83,960

            At the date of purchase, the purchase price for these properties was funded primarily by borrowings under the Company’s unsecured revolving credit facility. The Company also primarily used borrowings under its unsecured credit facility to pay approximately $1.7 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Index

Potential Acquisitions

As of December 31, 2014, the Company had outstanding contracts for the potential purchase of five additional hotels for a total purchase price of $153.6 million. Of these five hotels, two are under construction and are planned to be completed over the next 12 months from December 31, 2014. Closing on these two hotels is expected upon completion of construction. Of the three existing hotels, two were acquired in February 2015, and the acquisition of the remaining hotel is expected to close within the next six months from December 31, 2014. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on the remaining three hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2014. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating
San Juan Capistrano, CA (a)	Residence Inn	130	$100	$29,200
Tustin, CA (b)	Fairfield Inn & Suites	145	100	31,000
Tustin, CA (b)	Residence Inn	149	100	42,800
Under Construction (c)
Cape Canaveral, FL (d)	Homewood Suites	153	3	25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
Total		735	$603	$153,645

(a)   This hotel is currently operational and assuming all conditions to closing are met is expected to close within six months from December 31, 2014. The purchase contract for this hotel requires the Company to assume at closing approximately $16.6 million in mortgage debt. The loan provides for monthly payments of principal and interest on an amortized basis.
(b)   Hotels were acquired on February 5, 2015.
(c)   These hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotelsi s expected to close over the next 12 months from December 31, 2014.
(d)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

The purchase price for the two hotels that closed in February 2015 was funded with borrowings under the Company’s credit facility and cash on hand. The Company intends to use borrowings under its credit facility, assumed secured debt and, if necessary, additional financing to purchase the remaining hotels under contract if a closing occurs.

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

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, Apple Ten Advisors, Inc. (“A10A”) provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Prior to March 1, 2014, A10A provided these management services to the Company through Apple Fund Management, LLC (“AFM”), which, at the time, was a wholly owned subsidiary of Apple Nine Advisors, Inc. (“A9A”).  Effective March 1, 2014, Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) merged with and into Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”) (the “A7 and A8 mergers”). As a result of the A7 and A8 mergers, Apple Hospitality became self-advised and Apple Hospitality, Apple Seven and Apple Eight terminated their advisory agreements with their respective advisors, and AFM became a wholly

Index

owned subsidiary of Apple Hospitality. Effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracted its obligations under the advisory agreement between A10A and the Company to Apple Hospitality. The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality receives the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract agreement. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

Prior to the A7 and A8 mergers, Glade M. Knight, the Company’s Chairman and Chief Executive Officer was Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Hospitality and is currently Executive Chairman of Apple Hospitality. ASRG, A10A and the former advisors of Apple Seven, Apple Eight and Apple Hospitality are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Effective January 1, 2015, Justin G. Knight, the Company’s President, was appointed to the Board of Directors of Apple Hospitality.

See Note 6 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

The Company does not have any employees. During 2014, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. During 2014, the Company utilized, through an advisory agreement for corporate and strategic support, personnel from A10A, which in turn utilized personnel from AFM, a subsidiary of Apple Hospitality. Prior to the A7 and A8 mergers effective March 1, 2014, AFM was a subsidiary of A9A.

Website Access

The address of the Company’s Internet website is www.applereitten.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

Item 1A.            Risk Factors

The following describes some of the significant risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value. You should carefully consider the risks described below and the risks disclosed in other filings with the SEC, in addition to the other information contained in this report, including the introduction of Part I of this Annual Report on Form 10-K regarding forward-looking statements contained herein.

The Company is subject to various risks which are common to the hotel industry on a national, regional and local market basis that are beyond its control and could adversely affect its business.

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends in the hotel industry, both nationally and in individual local markets, as well as greater competitive pressures, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The Company’s hotels are subject to various risks common to the hotel industry, many of which are beyond the Company’s control. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses. The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels in the markets in which the Company operates;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement

Index

weather conditions, including natural disasters such as hurricane and earthquakes, and airline strikes or disruptions;
•	reduced business and leisure travel due to adverse economic conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the industry including the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	the performance of third-party managers of the Company’s hotels;
•
increases in operating costs, including increases in the cost of property insurance and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to government regulations surrounding wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	requirements for periodic capital reinvestment to repair and upgrade hotels;
•	limited alternative uses for the hotel buildings;
•	condemnation or uninsured losses;
•	adverse effects of declines in national, regional and local economic and market conditions; and
•	adverse effects of a downturn in the hospitality industry.

Any of these factors may reduce operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, funds available to make distributions to shareholders may be affected.

Adverse economic conditions in the United States and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been closely linked to the performance of the general economy both nationally and within local markets within the United States. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. A slowing of the current economic growth or new economic weakness could have an adverse effect on the Company’s revenue and negatively affect its profitability. Furthermore, even if the economy in the United States in general continues to recover, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, the Company’s business operations and financial performance may be adversely affected.

Seasonality in the hotel industry creates quarterly fluctuations in results of operations.

The hotel industry historically has been seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

The Company is affected by restrictions in and compliance with its franchise agreements.

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof), operate all of the hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. If the Company were to lose a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in decline in the value of the hotel,

Index

the loss of marketing support and participation in guest loyalty programs, and harm to the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

All of the Company’s hotels operate under either Marriott or Hilton brands; therefore, the Company is subject to risks associated with concentrating its portfolio in just two brand families.

All of the hotels that the Company owned as of December 31, 2014 utilize brands owned by Marriott or Hilton. As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands. The Company believes that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in the Company’s portfolio may be adversely affected. Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market (including hotels owned by Apple Hospitality). The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

The need for business-related travel and, thus, demand for rooms in the Company’s hotels, may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as the Company’s hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for the Company’s hotel rooms may decrease and the Company could be materially and adversely affected.

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such managers do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company has entered into management agreements with third-party managers to operate its hotels. For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly. Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, including approval of the annual operating budget, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates). The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis. The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements. The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest. If this occurs, the Company may terminate the management agreement. However, the Company can provide no assurances that it could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage the hotel successfully. A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses or decrease in its revenues, or both, which could reduce the amount of funds available to make distributions to its shareholders.

Index

The growth of internet travel intermediaries could adversely affect the Company’s business and profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors or managers, some of the Company’s hotel rooms are booked through internet travel intermediaries. Typically, these Internet travel intermediaries purchase rooms at a negotiated discount, net of fees, from participating hotels, which could result in lower room rates than the Company’s franchisor or manager otherwise could have obtained. Although the Company’s managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s managers and franchisors. If this happens, the Company’s business and profitability may be significantly negatively impacted.

Renovations and capital improvements may reduce funds available for distribution to shareholders.

The Company has ongoing needs for hotel renovations and capital improvements, including requirements under all of its hotel franchise and management agreements and certain loan agreements to maintain the hotels. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. The Company also may need to make significant capital improvements to hotels that it acquires. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require significant disruption at the hotel. The costs of capital improvements the Company needs or chooses to make could reduce the funds available for distribution to its shareholders.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2014, three of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in those hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor, which could adversely affect the Company’s results of operations.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to among other factors the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. The Company’s franchise and management agreements also provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel. Therefore, the Company cannot predict whether it will be able to sell any hotels for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. The Company cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”) relating to REITs limit the Company’s ability to sell hotels held for fewer than two years. This limitation may affect its ability to sell hotel properties without adversely affecting returns to its shareholders.

Index

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel the Company may be required to record an impairment loss for a property. The Company analyzes its hotel properties individually for indicators of impairment throughout the year. The Company records impairment losses on hotel properties if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. An impairment loss may affect the Company’s financial condition and results of operations.

 The Company’s failure to identify and complete acquisitions may adversely affect the profitability of the Company.

The Company’s business strategy includes identifying and completing hotel acquisitions. The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply/demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, and these competitors may succeed in acquiring those hotels themselves. To the extent there are disruptions in credit markets, it may limit the Company’s ability to finance acquisitions. Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth. The Company may also incur costs that it cannot recover if it abandons a potential acquisition. The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects, including due to unknown or contingent liabilities of which the Company has no or only limited recourse against the seller, and the integration of such acquisitions may cause disruptions in the Company’s business and to management or may take longer than projected.

The Company’s Chairman and Chief Executive Officer has interests that may conflict with the interests of the Company.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is and will be a principal in other real estate investment transactions or programs that may compete with the Company. Currently, Mr. Knight is also the Executive Chairman and formerly Chairman and Chief Executive Officer of Apple Hospitality, which is a real estate investment trust, and owner of ASRG and A10A, which provides advisory services to the Company. Due to Apple Hospitality also owning hotels, there may be conflicts of interest in decisions regarding the acquisition and disposition of hotels of the Company. In addition, Mr. Knight is a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P., a limited partnership formed to acquire and develop oil and gas properties located onshore in the United States. Mr. Knight has management and economic interests in these other transactions or programs which may conflict with the interests of the Company.

There are conflicts of interest for the Company’s management personnel because they are required to spend time on activities with other entities, and these other entities may compete with the Company in its business activity.

The Company’s executive officers serve as officers of, and devote time to Apple Hospitality, and may serve as officers of, and devote time to, other companies which may be organized by Mr. Knight in the future. Neither Mr. Knight nor any of these other executive officers is required to devote any minimum amount of time and attention to the Company’s business affairs as opposed to the other companies, which could detract from time devoted to the Company. Additionally, through its advisory agreement with A10A, the Company utilizes employees of Apple Hospitality for the day-to-day operations of the Company, which also could present conflicts between the entities.

The Company’s inability to obtain financing on favorable terms or pay amounts due on its financing may adversely affect the Company’s operating results.

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use financing to acquire properties, perform renovations to its properties, or make shareholder distributions or Unit Redemptions in periods of fluctuating income from its properties. The stock and credit markets have been volatile and subject to increased regulation in recent years, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy. If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced. If the Company is unable to refinance its debt, it may be

Index

forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. The Company is also subject to risks associated with increases in interest rates with respect to the Company’s credit facility which could reduce cash from operations.

Loans secured by mortgages on the Company’s properties create risks of foreclosures and increased expenses.

The Company has obtained loans that are secured by mortgages on its properties and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties. As of December 31, 2014, the Company had approximately $116 million in mortgage debt secured by nine properties. As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets. If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan. If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs which could affect distributions to shareholders or lower the Company’s working capital reserves or its overall value.

Compliance with financial and other covenants in the Company’s debt agreements may reduce operational flexibility, create default risk and restrict funds available for distribution.

The Company’s $100 million unsecured credit facility entered into in July 2013 contains financial covenants that may restrict the amount and timing of shareholder distributions or share repurchases. The covenants include, among others, a minimum net worth requirement, maximum debt limits, minimum debt service and fixed charge coverage ratios, restrictions on investments and maximum distributions. The Company’s ability to borrow under the credit facility is subject to compliance with these covenants. In addition, any credit facility or other debt the Company may enter into in the future likely will contain similar covenants and restrictions that the Company must comply with. The Company’s failure to comply with the covenants, as well as its inability to make required payments, could cause a default under the credit facility, which could require the outstanding borrowings to be prepaid prior to the scheduled maturity with capital obtained from other sources, which may not be available to the Company or may be available only on unfavorable terms and may reduce funds available for distribution to shareholders.

The Company may change its operational policies, investment guidelines and its investment and growth strategies without shareholder consent, which may subject it to different and more significant risks in the future, which could materially and adversely affect the Company.

The Board of Directors determines the Company’s operational policies, investment guidelines and its investment and growth strategies, subject to the restrictions on certain investments and activities set forth in the bylaws. The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, shareholders. This could result in the Company conducting operational matters, making investments or pursuing different investment or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, the Company may expose itself to different and more significant risks in the future, which could materially and adversely affect the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

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

Index

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available at reasonable rates. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel, which could have a material adverse effect on the Company’s financial condition and results of operation.

The Company faces possible risks associated with the physical effects of climate change.

The Company cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on the Company. For example, a number of its hotels are located along the Gulf and East coasts. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing the cost of energy and increasing the cost of snow removal at its properties. There can be no assurance that climate change will not have a material adverse effect on the Company.

The lack of industry diversification makes the Company more susceptible to changes in the hotel industry.

The Company owns interests exclusively in hotels throughout the United States. As a result, the Company is subject to the risks inherent in investing in only a single industry. A downturn in the U.S. hotel industry may have more pronounced effects on the amount of funds available to the Company for distribution or on the value of the Company’s assets than if Company had diversified its investments.

The Company’s articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares.

The Company’s articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares, without action by shareholders. Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares. Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares. In addition the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

There is no public trading market for the Company’s common shares and shareholders may have to hold their shares for an indefinite period of time.

There is and will be no public trading market for the common shares for an indefinite period of time, if ever. Therefore, the Company’s common shares are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity. There also is no definite value for the Company’s common shares prior to the time that a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares in the Company’s bylaws and articles of incorporation. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Generally, no person may own more than 9.8% of the issued and outstanding common

Index

shares. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void and automatically transferred to a charitable trust under the provisions of the Company’s articles of incorporation.

The estimated value of the Company’s common shares is based on a number of assumptions and estimates and may not be accurate or complete.

On January 27, 2015, the Company announced an estimated value of its common shares equal to $11.55 per common share. The Company provided this estimated value solely to assist trustees and custodians of individual retirement accounts containing an investment in the Company’s common shares. The Company engaged a third-party valuation firm to estimate the per share value of the Company’s common stock on a fully diluted basis as of December 31, 2014. As with any methodology used to estimate value, the methodology employed by the valuation firm was based upon a number of Company and third-party estimates and assumptions that may not be accurate or complete. Further, different parties using different methodologies, assumptions and estimates could derive a different estimated value per common share, which could be significantly different from the Company’s estimated value per common share. The estimated per share value does not represent: (1) the amount at which the Company’s shares would trade on a national securities exchange, (2) the amount a shareholder would obtain if he or she tried to sell his or her shares or (3) the amount shareholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of the Company’s expenses and liabilities. Accordingly, with respect to the estimated value per common share, the Company can give no assurance that: (i) a shareholder would be able to resell his or her shares at this estimated value; (ii) a shareholder would ultimately realize distributions per common share equal to the Company’s estimated value per common share upon liquidation of the Company’s assets and settlement of the Company’s liabilities or a sale of the Company; (iii) the Company’s shares would trade at a price equal to or greater than the estimated value per common share if the Company listed its shares on a national securities exchange; (iv) the methodology used to estimate the value per share complies with requirements applicable to a trustee’s or custodian’s obligations with respect to individual retirement accounts; or (v) any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy as it monitors the capital markets, the impact of the economy on its operations, actual and projected financial condition and results of operations and other factors. If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while the Company may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate there can be no assurance that such goals or intentions will be realized.

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company prior to a liquidity event, taking into account acquisitions, dispositions, capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid.

Certain provisions of Virginia law could inhibit changes in control.

Certain provisions of the Virginia Stock Corporation Act, as amended, may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control of the Company under circumstances that otherwise provide the shareholders with the opportunity to realize a related takeover premium for its common shares.

Index

The Virginia corporation law contains provisions designed to deter certain takeovers of Virginia corporations. The “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, any person who becomes the beneficial owner of more than 10% of any class of a corporation’s voting securities, without the prior consent of that corporation’s Board of Directors, from engaging in specified transactions with such corporation for a period of three years following the date upon which the shareholder acquires the requisite number of securities. The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations.

Other provisions of Virginia corporation law generally deny voting rights to shares of a public corporation acquired in a “control share acquisition,” which is an acquisition by any person of beneficial ownership of shares that meet or exceed a specified threshold percentage (20%, 33 1/3% or 50%) of the total votes entitled to be cast for the election of directors, unless approved by a majority vote of all outstanding shares other than those held by the acquiring person.

All of these provisions could have the effect of deterring or delaying a change in control of the Company.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company’s hotels are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements, as well as federal laws including the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the “ADA”). Liability and costs associated with complying with these requirements could be material. If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require the Company to make significant unanticipated expenditures, which could materially and adversely affect the Company.

The Company could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on the Company.

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels. Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on the Company’s properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, the Company’s hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

Liabilities and costs associated with environmental contamination at, on, under or emanating from the hotel’s properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its

Index

operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability and the cash available for distribution to its shareholders.

The Company is currently a party to litigation and may be subject to regulatory inquiries or litigation in the future, which may require the Company to incur significant costs.

The Company has become subject to a lawsuit. See Part I, Item 3, Legal Proceedings, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to this lawsuit. Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Also, other suits may be filed against the Company in the future. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and could be subject to regulatory inquiries in the future, which have resulted in and which could result in costs and personnel time commitment to respond. It may also be subject to additional investigations and action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

The Company’s qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. Maintaining the Company’s qualification as a REIT will depend on the Company’s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the REIT income and asset tests depends upon the Company’s analysis of the characterization and fair market values of the Company’s assets, some of which are not susceptible to a precise determination and for which the Company will not obtain independent appraisals, and upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. In addition, the Company’s ability to satisfy the requirements to maintain its qualification as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence.

If the Company does not qualify as a REIT or if the Company fails to remain qualified as a REIT, the Company will be subject to U.S. federal income tax and potentially state and local taxes, which would reduce the Company’s earnings and the amount of cash available for distribution to its shareholders.

If the Company was to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, the Company would be subject to U.S. federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Any determination that the Company does not qualify as a REIT would have a material adverse effect on the Company’s results of operations and could materially reduce the value of its common shares. The Company’s additional tax liability could be substantial and would reduce its net earnings available for investment, debt service or distributions to shareholders. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification and all of its distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This currently means that the Company’s individual shareholders would be taxed on those dividends at capital gain rates and the Company’s corporate shareholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. The Company’s failure to qualify as a REIT also could cause an event of default under loan documents governing its debt.

Index

REIT distribution requirements could adversely affect the Company’s ability to execute its business plan or cause it to increase debt levels or issue additional equity during unfavorable market conditions.

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that the Company pays out to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase the Company’s costs or dilute its equity. In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the value of its Units.

The Company may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Company may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in the Company’s cash distributions, and that factor, as well as the possibility that a significant number of the Company’s shareholders could determine to sell the common shares in order to pay taxes owed on dividends, may put downward pressure on the value of the Company’s Units.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s Units.

Even if the Company qualifies as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a taxable REIT subsidiary (a “TRS”) that are not conducted on an arm's-length basis, and state or local income, property and transfer taxes. In addition, the Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one

Index

or more relief provisions under the Code to maintain its qualification as a REIT. In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would decrease cash available for the payment of the Company’s debt obligations and distributions to shareholders.

If the Company’s leases are not respected as true leases for federal income tax purposes, the Company would likely fail to qualify as a REIT.

To qualify as a REIT, the Company must satisfy two gross income tests, pursuant to which specified percentages of the Company’s gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with the Company’s TRSs, which the Company currently expects will continue to constitute substantially all of its gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. The Company believes that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, the Company may not be able to satisfy either of the two gross income tests applicable to REITs and may lose its REIT status. Additionally, the Company could be subject to a 100% excise tax for any adjustment to its leases.

If any of the hotel management companies that the Company’s TRS’s engage do not qualify as “eligible independent contractors,” or if the Company’s hotels are not “qualified lodging facilities,” the Company would likely fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of the Company generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. The Company intends to continue to take advantage of this exception. The Company leases and expects to lease all or substantially all of its hotels to TRS lessees and to engage hotel management companies that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel management company must not own, directly or through its shareholders, more than 35% of the Company’s outstanding shares, and no person or group of persons can own more than 35% of the Company’s outstanding shares and the shares (or ownership interest) of the hotel management company (taking into account certain ownership attribution rules and, with respect to the outstanding shares of any publicly traded hotel management company, only the shares owned by persons who own, directly or indirectly, more than 5% of a publicly traded class of shares). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of the Company’s shares by the hotel management companies and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. As of the date hereof, the Company believes the hotel management companies operate qualified lodging facilities for certain persons who are not related to the Company or its TRS. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future. Failure to comply with this requirement would require the Company’s TRSs to find other managers for future contracts, and, if the TRS hired a management company without knowledge of the failure, it could jeopardize the Company’s status as a REIT.

Finally, each hotel with respect to which the Company’s TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, the Company believes that all of the hotels leased to the Company’s TRS lessees are qualified lodging facilities. Although the Company intends to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of

Index

a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent” or “redetermined deductions” to the extent rent paid by a TRS exceeds an arm's-length amount.

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT but is not required to be distributed. The Company believes that the aggregate value of the stock and securities of its TRSs is and will be less than 25% of the value of its total assets (including the stock and securities of its TRSs). Furthermore, the Company will monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above. While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

Complying with REIT requirements may force the Company to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total assets can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its shareholders. In addition, the Company may be required to make distributions to shareholders at disadvantageous times or when the Company does not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Federal income tax provisions applicable to REITs may restrict the Company’s business decisions regarding the potential sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. The Company intends to hold its hotels for investment with a view to long-term appreciation, however it may make occasional sales of hotels consistent with its investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter the Company from selling one or more hotels even though it otherwise would be in the best interests of the Company and its shareholders for the Company to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that the Company might otherwise consider. As a result, the Company may not be able to vary its portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect the Company.

The share ownership limits imposed by the Code for REITs and the Company’s articles of incorporation may restrict share transfers and/or business combination opportunities, particularly if the Company’s management and board of directors do not favor a combination proposal.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following the Company’s first year. The Company’s articles of incorporation (the “Charter”), with certain exceptions, authorizes the Company’s board of directors to take the

Index

actions that are necessary and desirable to preserve its qualification as a REIT. Unless exempted by the Company’s board of directors, no person or entity may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares, by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding preferred shares of any class or series, by value or by number of shares, whichever is more restrictive.

The Company’s board may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the board of certain representations and undertakings. In addition, the board may change the share ownership limits. The Charter also prohibits any person from (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, the Company’s shares if that would result in the Company being “closely held” under Section 856(h) of the Code, would cause the Company to own (directly or indirectly) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Company from such tenant exceeds certain limits, would result in any manager or operator of a “qualified lodging facility,” within the meaning of Section 856(d)(9)(D) of the Code, leased by the Company (or any subsidiary of the Company) to one of its TRSs, failing to qualify as an “eligible independent contractor,” within the meaning of Section 856(d)(9)(A) of the Code, or otherwise cause the Company to fail to qualify as a REIT, or (2) transferring shares if such transfer would result in the Company’s shares being owned by fewer than 100 persons. The share ownership limits contained in the Charter key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The share ownership limits also might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s Units or otherwise be in the best interests of its shareholders.

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.               Properties

As of December 31, 2014, the Company owned 51 hotels located in 17 states with an aggregate of 6,468 rooms. The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	5	643
TownePlace Suites	4	387
Residence Inn	3	400
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	310
Total	51	6,468

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	1	142
Colorado	2	322
Florida	6	706
Illinois	3	661
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	413
Total	51	6,468

Index

The following table is a list of the 51 hotels the Company owned as of December 31, 2014. As noted below, three of the Company’s hotels are subject to ground leases and nine of its hotels are encumbered by mortgage notes.

City	State	Brand	Date Acquired	Rooms
Huntsville	AL	Hampton Inn & Suites	3/14/2013	98
Huntsville	AL	Home2 Suites	3/14/2013	77
Mobile	AL	Hampton Inn & Suites	6/2/2011	101	(1)
Phoenix	AZ	Courtyard	7/26/2013	127
Phoenix	AZ	Hampton Inn & Suites	7/26/2013	125	(1)
Phoenix	AZ	Homewood Suites	7/26/2013	134	(1)
Scottsdale	AZ	Hilton Garden Inn	10/3/2011	122	(2)
Oceanside	CA	Courtyard	11/28/2011	142
Colorado Springs	CO	Hampton Inn & Suites	11/8/2013	101	(2)
Denver	CO	Hilton Garden Inn	3/4/2011	221
Boca Raton	FL	Hilton Garden Inn	7/16/2012	149
Fort Lauderdale	FL	Residence Inn	10/24/2014	156
Gainesville	FL	Hilton Garden Inn	6/2/2011	104
Gainesville	FL	Homewood Suites	1/27/2012	103	(2)
Pensacola	FL	TownePlace Suites	6/2/2011	97
Tallahassee	FL	Fairfield Inn & Suites	12/30/2011	97
Cedar Rapids	IA	Hampton Inn & Suites	6/8/2011	103
Cedar Rapids	IA	Homewood Suites	6/8/2011	95
Davenport	IA	Hampton Inn & Suites	7/19/2011	103
Des Plaines	IL	Hilton Garden Inn	9/20/2011	252	(2)
Hoffman Estates	IL	Hilton Garden Inn	6/10/2011	184
Skokie	IL	Hampton Inn & Suites	12/19/2011	225	(2)
Merillville	IN	Hilton Garden Inn	9/30/2011	124
South Bend	IN	Fairfield Inn & Suites	11/1/2011	119
Maple Grove	MN	Hilton Garden Inn	7/26/2013	120
Charlotte	NC	Fairfield Inn & Suites	3/25/2011	94
Jacksonville	NC	Home2 Suites	5/4/2012	105
Winston-Salem	NC	Hampton Inn & Suites	3/15/2011	94
Omaha	NE	Hilton Garden Inn	9/1/2011	178
Omaha	NE	Hampton Inn & Suites	7/26/2013	139
Omaha	NE	Homewood Suites	7/26/2013	123
Mason	OH	Hilton Garden Inn	9/1/2011	110
Oklahoma City	OK	Homewood Suites	7/26/2013	90
Oklahoma City	OK	Hilton Garden Inn	1/31/2014	155
Oklahoma City	OK	Homewood Suites	1/31/2014	100
Charleston	SC	Home2 Suites	11/10/2011	122
Columbia	SC	TownePlace Suites	3/25/2011	91
Franklin	TN	Courtyard	11/8/2013	126	(2)
Franklin	TN	Residence Inn	11/8/2013	124	(2)
Knoxville	TN	SpringHill Suites	6/2/2011	103
Knoxville	TN	Homewood Suites	7/19/2011	103	(2)
Knoxville	TN	TownePlace Suites	8/9/2011	98	(2)
Nashville	TN	TownePlace Suites	1/31/2012	101
Austin/Round Rock	TX	Homewood Suites	10/3/2011	115
Dallas	TX	Homewood Suites	12/5/2013	130
Denton	TX	Homewood Suites	7/26/2013	107
Houston	TX	Courtyard	7/17/2012	124
Houston	TX	Residence Inn	6/7/2013	120
Shenandoah	TX	Courtyard	11/6/2014	124
Fairfax	VA	Marriott	3/15/2013	310
Richmond	VA	SpringHill Suites	6/2/2011	103
Total				6,468

(1) Hotel is subject to ground lease.
(2) Hotel is encumbered by mortgage.

Index

Investment in real estate at December 31, 2014, consisted of the following (in thousands):

Land	$77,943
Building and Improvements	762,134
Furniture, Fixtures and Equipment	67,529
Franchise Fees	3,532
911,138
Less Accumulated Depreciation	(72,106)
Investment in Real Estate, net	$839,032

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.               Legal Proceedings

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, ASRG, Apple Eight Advisors, Inc., A9A, A10A, AFM, Apple Six, Apple Seven, Apple Eight and Apple Hospitality, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

Index

PART II

Item 5.               Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

As of December 31, 2014, there were 91.0 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. As of February 28, 2015, the Units were held by approximately 24,000 beneficial shareholders. There is currently no established public trading market in which the Company’s common shares are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Company’s common shares, on January 27, 2015, the Company announced an estimated per share value of the Company’s common shares as of December 31, 2014 of $11.55 per share, as further described below. There can be no assurance that this estimated value per share, or the method used to estimate such value, complies with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs.

The fair value estimate of the Company’s common shares was based upon a third party valuation of the per share value of its common shares on a fully diluted basis as of December 31, 2014. The third party developed a per share value range of $11.05 - $12.05 and the estimated value provided above is the mid-point of that range. Since the Company’s common shares are not listed on a national securities exchange, no material public market exists for the Company’s common shares. As a result, although not prepared for generally accepted accounting purposes, the value estimate was derived from unobservable inputs and was based on a combination of the income and market approaches as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value per share was calculated from a discounted cash flow model using consolidated projected cash flows of the Company, as well as a discount rate and terminal capitalization rate based on market conditions at December 31, 2014. In the market approach, the estimated value per share was calculated by applying multiples (using industry peers) to consolidated 2014 historical combined revenue and operating results of the Company. The estimated value was not based on an appraisal of the Company’s assets.

As with any methodology used to estimate value, the methodology employed by the Company was based upon a number of estimates and assumptions that may not be accurate or complete and may not accurately reflect future conditions. The estimates and assumptions underlying the estimated value involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this Annual Report, all of which are difficult to predict and many of which are beyond the control of the Company. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from the Company’s estimated value per share.

The estimated per share value does not represent: (i) the amount at which the Company’s shares would trade on a national securities exchange, (ii) the amount a shareholder would obtain if he or she tried to sell his or her shares or (iii) the amount shareholders would receive if the Company liquidated its assets and distributed the proceeds after paying all expenses and liabilities. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a shareholder would be able to resell his or her shares at this estimated value;
•
a shareholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company (in part because estimated values do not necessarily indicate the price at which individual assets or the Company could be sold, real estate values fluctuate and change, and the estimated value may not take into account the expenses associated with such a sale);

•	the Company’s shares would trade at a price equal to or greater than the estimated value per share if they were listed on a national securities exchange;
•	the methodology used to estimate the value per share complies with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or
•	any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

Index

The estimated value reflects the fact that the estimate was calculated as of a point in time. The value of the Company’s shares will likely change over time and will be influenced by changes to the value of individual assets, changes in the hospitality industry, as well as changes and developments in the real estate and capital markets.  Shareholders should not rely on the estimated value per share in making a decision to buy or sell the Company’s common shares.

The Company does not intend to update or otherwise revise the above information to reflect circumstances existing after the date when made or to reflect the occurrence of future events, even in the event that any or all of the assumptions underlying the information are no longer appropriate.

As discussed above, the estimated value per share was determined based on various market level assumptions, including but not limited to revenue and income growth rates, discount and capitalization rates and revenue and income multiples. The following is a list of key assumptions used in the calculation of the estimated value per share:

•	5 year average revenue growth – 5.9%
•	5 year average annual Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) growth – 7.7%
•	Discount rate – 10.0%
•	Terminal capitalization rate – 7.5%
•	Revenue multiple – 5.0
•	EBITDA multiple – 16.0

A change in any of the assumptions would likely produce a different estimated value per share. For example, a change to the EBITDA annual growth rate assumption of 1% would increase or decrease the per share value range by approximately $0.35 per share.

As discussed below, the Company last sold shares to the public in July 2014 at a price of $11.00 per share through its best-efforts offering. The price of $11.00 was not based on an appraisal or valuation of the Company or its assets. During 2013, there was a tender offer made for the Units of the Company by a group of bidders. On June 4, 2013, the bidders announced that they acquired 47,622 Units for $5.25 per Unit. The Units acquired in the tender offer were approximately 0.05% of the Company’s outstanding Units as of December 31, 2014.

Best-Efforts Offering

The Company registered to sell a total of 182,251,082 Units on Registration Statement Form S-11 (File No. 333-168971) filed on August 20, 2010, and was declared effective by the SEC on January 19, 2011. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011, with proceeds, net of commissions and marketing expenses, totaling $90 million. After the minimum offering, the Company continued its best-efforts offering at $11 per Unit. The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new Registration Statement which was declared effective by the SEC on April 10, 2014 to continue offering the 96,502,475 Units that remained unsold as of that date at $11.00 per Unit. The Company concluded its best-efforts offering of Units on July 31, 2014. As of the conclusion of the offering, the Company had sold a total of 86,550,476 Units at $11.00 per Unit, with proceeds, net of commissions and marketing expenses, totaling approximately $853 million. The managing underwriter was David Lerner Associates, Inc.

 Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2014 and 2013 totaled approximately $71.0 million and $59.3 million and were paid at a monthly rate of $0.06875 per common share. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid, and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s unsecured credit facility has loan covenants which limit distributions to $0.825 per common share per year, subject to certain conditions, unless the Company is required to distribute more to meet REIT requirements. As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions and capital improvements, ramp up of new properties and varying economic cycles.

Index

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2014, the Company has redeemed approximately 5.0 million Units in the amount of $51.4 million, including approximately 1.5 million Units in the amount of $15.5 million and 2.0 million Units in the amount of $20.8 million redeemed during 2014 and 2013. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through December 31, 2014, the Company redeemed 100% of redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions for 2013 and 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0

The following is a summary of redemptions during the fourth quarter of 2014 (no redemptions occurred in November and December 2014).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2014	296,642	$10.24	296,642		(1)

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

Series B Convertible Preferred Shares

In August 2010, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of

Index

liquidation proceeds to the holders of the common shares. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A10A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market. As of December 31, 2014, if a conversion event were to occur, the Series B convertible preferred shares would be convertible into approximately 5.8 million common shares.

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

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	211,533	$11.00	1,391,376

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Item 6.               Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2014, 2013, 2012 and 2011 and for the period August 13, 2010 (initial capitalization) through December 31, 2010. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Index

Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on March 4, 2011 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	For the period August 13, 2010 (initial capitalization) through December 31, 2010

Revenues:
Room	$202,036	$144,123	$106,759	$37,911	$-
Other	17,518	14,793	10,907	4,180	-
Total revenue	219,554	158,916	117,666	42,091	-

Expenses and other income:
Hotel operating expense	124,361	90,364	65,948	23,737	-
Property taxes, insurance and other expense	13,145	10,779	8,067	2,420	-
General and administrative expense	6,403	5,057	4,408	3,062	28
Acquisition related costs	2,018	6,960	1,582	11,265	-
Depreciation expense	29,030	21,272	15,795	6,009	-
Investment income	(11,863)	(7,999)	(247)	(395)	-
Interest expense	8,177	5,682	4,729	1,002	3
Income tax expense	2,288	463	305	125	-
Total expenses and other income	173,559	132,578	100,587	47,225	31
Net income (loss)	$45,995	$26,338	$17,079	$(5,134)	$(31)

Per Share:
Net income (loss) per common share	$0.53	$0.37	$0.31	$(0.18)	$(3,083.50)
Distributions paid per common share	$0.825	$0.825	$0.825	$0.756	$-
Weighted-average common shares outstanding - basic and diluted	86,242	72,047	54,888	29,333	-

Balance Sheet Data (at end of period):
Cash and cash equivalents	$46,341	$-	$146,530	$7,079	$124
Investment in real estate, net	$839,032	$764,579	$506,689	$452,205	$-
Energy investment	$-	$100,340	$-	$-	$-
Total assets	$909,036	$889,954	$667,785	$471,222	$992
Notes payable	$119,708	$196,540	$81,186	$69,636	$400
Shareholders' equity	$777,166	$682,772	$579,525	$395,915	$17
Net book value per share	$8.54	$8.66	$8.92	$9.10	$-

Other Data:
Cash Flow From (Used In):
Operating activities	$75,010	$47,462	$33,133	$821	$(6)
Investing activities	$(497)	$(342,057)	$(58,606)	$(393,640)	$-
Financing activities	$(28,172)	$148,065	$164,924	$399,774	$82
Number of hotels owned at end of period	51	47	31	26	-
Average Daily Rate (ADR) (a)	$121	$115	$114	$110	$-
Occupancy	74%	71%	70%	69%	-
Revenue Per Available Room (RevPAR) (b)	$89	$82	$79	$76	$-
Total rooms sold (c)	1,670,941	1,257,524	937,392	344,152	-
Total rooms available (d)	2,270,840	1,760,511	1,347,740	499,089	-

Modified Funds From Operations Calculation (e):
Net income (loss)	$45,995	$26,338	$17,079	$(5,134)	$(31)
Depreciation of real estate owned	29,030	21,272	15,795	6,009	-
Funds from operations	75,025	47,610	32,874	875	(31)
Acquisition related costs	2,018	6,960	1,582	11,265	-
Modified funds from operations	$77,043	$54,570	$34,456	$12,140	$(31)

Index

(a)  Total room revenue divided by number of rooms sold.
(b)  ADR multiplied by occupancy percentage.
(c)  Represents the number of room nights sold during the period.
(d) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(e) The Company calculates and presents Funds from operations (FFO) in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (computed in accordance with generally accepted accounting principles - GAAP), excluding gains or losses from sales of real estate, extraordinary items as defined by GAAP, the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures. Modified FFO (MFFO) excludes costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Index

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with Item 1A, Risk Factors, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering of Units, with a total of 96.1 million Units sold, gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. As of December 31, 2014, the Company owned 51 hotels (four of which were acquired during 2014, 16 acquired during 2013, five acquired during 2012 and 26 acquired during 2011). Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to see improvement in both revenues and operating income for comparable hotels as compared to the prior year. Although the economy in the United States has slowly continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

Index

The following is a summary of the results from operations of the 51 hotels owned as of December 31, 2014 for their respective periods of ownership by the Company and earnings from the Company’s energy investment prior to redemption:

	Years Ended December 31,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$219,554	100%	$158,916	100%
Hotel operating expense	124,361	57%	90,364	57%
Property taxes, insurance and other expense	13,145	6%	10,779	7%
General and administrative expense	6,403	3%	5,057	3%

Acquisition related costs	2,018		6,960
Depreciation expense	29,030		21,272
Investment income	11,863		7,999
Interest expense	8,177		5,682
Income tax expense	2,288		463

Number of hotels	51		47
ADR	$121		$115
Occupancy	74%		71%
RevPAR	$89		$82

Hotels Owned

The Company commenced operations in March 2011 upon the purchase of its first hotel property. As of December 31, 2014, the Company owned 51 hotels with an aggregate of 6,468 rooms located in 17 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	5	643
TownePlace Suites	4	387
Residence Inn	3	400
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	310
Total	51	6,468

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	1	142
Colorado	2	322
Florida	6	706
Illinois	3	661
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	413
Total	51	6,468

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned as of December 31, 2014. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White Lodging	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Total					6,468	$868,746

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units and borrowings under its unsecured revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties.

The Company also primarily used the proceeds of its best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $17.4 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 51 hotels owned as of December 31, 2014 is operated and managed, under separate management agreements, by affiliates of one of the following companies: Chartwell Hospitality, LLC (“Chartwell”),

Index

LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), North Central Hospitality, LLC (“North Central”), Raymond Management Company, Inc. (“Raymond”), Schulte Hospitality Group, Inc. (“Schulte”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista Host”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White Lodging”). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2014, 2013 and 2012 the Company incurred approximately $7.0 million, $5.0 million and $3.6 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista Host, Western and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2014, 2013 and 2012 the Company incurred approximately $9.8 million, $6.7 million and $4.7 million in franchise royalty fees.

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and Apple Ten Ventures Services, Inc., an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013 and the remaining $20 million was funded on July 2, 2013. The terms of the Preferred Interest included a distribution to be paid monthly at an annual return of 10% of the Company’s “Energy Investment”, which included the funded purchase price plus any unpaid deferred distributions, and a deferred distribution at an annual return of 4% of the Energy Investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. Under the terms of the agreement, on November 6, 2014, CCE redeemed in full the Company’s $100 million preferred interest in CCE. The Company used a portion of the proceeds to repay the outstanding borrowings on the Company’s credit facility, with the remaining to be used for hotel acquisitions and other general corporate funding purposes, including capital expenditures, distributions and redemptions.

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment was classified as a held-to-maturity debt security and accounted for under the cost method. For the years ended December 31, 2014 and 2013, total distributions earned on the Energy Investment were $11.8 million and $7.8 million, which are included in investment income in the Company’s consolidated statements of operations.

Results of Operations for Years 2014 and 2013

As of December 31, 2014, the Company owned 51 hotels (of which four were acquired during 2014) with 6,468 rooms as compared to 47 hotels (of which 16 were acquired during 2013), with a total of 5,933 rooms, as of December 31, 2013. As a result, comparisons of 2014 operating results to prior year results are not meaningful.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels improved during 2014 as compared to 2013 and the Company expects continued improvement in revenue and operating income in 2015 as compared to 2014.

Index

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the years ended December 31, 2014 and 2013, the Company had total revenue of approximately $219.6 million and $158.9 million. This revenue reflects hotel operations for the 51 hotels acquired through December 31, 2014 for their respective periods of ownership by the Company. For the years ended December 31, 2014 and 2013, the hotels achieved combined average occupancy of approximately 74% and 71%, ADR of $121 and $115 and RevPAR of $89 and $82. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 31 comparable hotels (hotels owned since January 1, 2013), occupancy, ADR and RevPAR increased 4%, 3% and 7% respectively for the year ended December 31, 2014 compared to 2013.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets continue to be negatively impacted by reduced government spending and increased supply growth, with continued overall demand and room rate improvement for comparable hotels, the Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014 for comparable hotels. The Company will continue to pursue market opportunities to improve revenue.

In addition, seven of the hotels owned as of December 31, 2014 have been opened since the beginning of 2013. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue for these hotels is expected to be below market levels for this period of time.

Expenses

Hotel operating expense relates to the 51 hotels acquired through December 31, 2014 for their respective periods owned and consists of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2014 and 2013, hotel operating expense totaled approximately $124.4 million and $90.4 million or 57% of total revenue in each year. As noted above, seven of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for the properties owned at December 31, 2014 will decline as new properties establish themselves within their respective markets. Labor costs are likely to grow at increased rates due to government regulations surrounding wage rates, healthcare and other benefits. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the years ended December 31, 2014 and 2013 totaled approximately $13.1 million and $10.8 million or 6% and 7% of total revenue. As discussed above, with the addition of seven newly opened hotels, property taxes, insurance and other expense as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases in 2014 due to successful appeals of tax assessments at certain locations.

General and administrative expense for the years ended December 31, 2014 and 2013 totaled approximately $6.4 million and $5.1 million or 3% of total revenue in each year. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense is primarily due to the increase in the size of the Company and the corresponding increase in advisory fees and associated allocated costs.

Acquisition related costs for the years ended December 31, 2014 and 2013 were approximately $2.0 million and $7.0 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The decrease is due to the acquisition of four hotels with a total purchase price of $84.0 million in 2014 compared to 16 hotels with a total purchase price of $264.6 million in 2013.

Depreciation expense for the years ended December 31, 2014 and 2013 totaled approximately $29.0 million and $21.3 million. Depreciation expense represents expense of the Company’s 51 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Investment income for the years ended December 31, 2014 and 2013 totaled approximately $11.9 million and $8.0 million. Investment income primarily includes $11.8 million and $7.8 million earned during 2014 and 2013 on the Company’s Energy Investment, which was acquired in June 2013 and fully redeemed in November 2014.

Index

Interest expense for the years ended December 31, 2014 and 2013 totaled approximately $8.2 million and $5.7 million and is net of approximately $0.6 million and $0.3 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels (loans assumed on three hotels in 2013, one hotel in 2012 and five hotels in 2011) and, beginning in July 2013, borrowings on the Company’s $100 million credit facility.

Income tax expense for the years ended December 31, 2014 and 2013 totaled approximately $2.3 million and $0.5 million. The increase in income tax expense is due primarily to the increase in taxable income for the Company’s taxable REIT subsidiary. Due to improvement in operating results at its hotels and due to the income from its Energy Investment, the taxable REIT subsidiary has realized the benefit of its historic operating loss carryforwards and for the year ended December 31, 2014 has recorded estimated federal and state tax expense of approximately $2.0 million, or approximately 41% of taxable income in excess of its net operating loss carryforwards. The remaining income tax expense is the result of franchise and income taxes at the state jurisdiction level for the REIT.

Results of Operations for Years 2013 and 2012

As of December 31, 2013, the Company owned 47 hotels (of which 16 were acquired during 2013) with 5,933 rooms as compared to 31 hotels (of which five were acquired during 2012), with a total of 3,882 rooms, as of December 31, 2012. As a result, comparisons of 2013 operating results to prior year results are not meaningful.

Revenues

For the years ended December 31, 2013 and 2012, the Company had total revenue of approximately $158.9 million and $117.7 million. This revenue reflects hotel operations for the 47 hotels acquired through December 31, 2013 for their respective periods of ownership by the Company. For the years ended December 31, 2013 and 2012, the hotels achieved combined average occupancy of approximately 71% and 70%, ADR of $115 and $114 and RevPAR of $82 and $79. During 2013, the Company experienced an overall increase in demand and room rate improvement for its comparable hotels, resulting in improved revenue and operating income as compared to 2012. In addition, of the 47 hotels the Company owned as of December 31, 2013, seven opened since the beginning of 2012. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets and achieve stabilized operational levels. Therefore, revenue was below market levels for this period of time for these properties.

Expenses

Hotel operating expense relates to the 47 hotels acquired through December 31, 2013 for their respective periods owned. For the years ended December 31, 2013 and 2012, hotel operating expense totaled approximately $90.4 million and $65.9 million or 57% and 56% of total revenue. As noted above, seven of the hotels acquired by the Company opened within the past two years. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for these properties will decline as new properties establish themselves within their respective markets. The benefit of newly opened hotels reducing expenses as a percentage of revenue as they become established was offset by a slight increase in labor benefit costs during 2013 as compared to 2012 for comparable hotels, which has continued to grow at increased rates due to new government regulations surrounding healthcare.

Property taxes, insurance, and other expense for the years ended December 31, 2013 and 2012 were approximately $10.8 million and $8.1 million or 7% of total revenue in both years. For comparable hotels, taxes increased for certain properties due to the reassessment of property values by localities resulting from the improved economy.

General and administrative expense for the years ended December 31, 2013 and 2012 was approximately $5.1 million and $4.4 million. During the years ended December 31, 2013 and 2012, the Company incurred approximately $0.3 million and $0.7 million, respectively, in legal costs related to the legal matters discussed herein and costs related to the previously disclosed non-public investigation by the SEC involving Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple Hospitality REIT, Inc. that was settled in February 2014. The Company was not the focus of the SEC investigation. As discussed herein under Related Parties, the Company has shared, as applicable, legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the other Apple REIT Entities was approximately $2.9 million and $7.3 million in 2013 and 2012.

Acquisition related costs for the years ended December 31, 2013 and 2012 were approximately $7.0 million and $1.6 million. The increase was due to the acquisition of 16 hotels with a total purchase price of $264.6 million in 2013 compared to five hotels with a total purchase price of $61.9 million in 2012.

Index

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $21.3 million and $15.8 million. Depreciation expense represents expense of the Company’s 47 hotel buildings and related improvements owned at December 31, 2013, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Investment income for the years ended December 31, 2013 and 2012 totaled approximately $8.0 million and $0.2 million including $7.8 million of total distributions earned on the Company’s Energy Investment since its initial investment in June 2013. Investment income also includes earnings on excess cash invested in short term money market investments.

Interest expense for the years ended December 31, 2013 and 2012 totaled approximately $5.7 million and $4.7 million and is net of approximately $0.3 million in both years of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels and, beginning in July 2013, borrowings on the Company’s credit facility.

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

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, Apple Ten Advisors, Inc. (“A10A”) provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Prior to March 1, 2014, A10A provided these management services to the Company through Apple Fund Management, LLC (“AFM”), which, at the time, was a wholly owned subsidiary of Apple Nine Advisors, Inc. (“A9A”).  Effective March 1, 2014, Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) merged with and into Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”) (the “A7 and A8 mergers”). As a result of the A7 and A8 mergers, Apple Hospitality became self-advised and Apple Hospitality, Apple Seven and Apple Eight terminated their advisory agreements with their respective advisors, and AFM became a wholly owned subsidiary of Apple Hospitality. Effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracted its obligations under the advisory agreement between A10A and the Company to Apple Hospitality. The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality receives the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract agreement.  The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

Prior to the A7 and A8 mergers, Glade M. Knight, the Company’s Chairman and Chief Executive Officer was Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Hospitality and is currently Executive Chairman of Apple Hospitality. ASRG, A10A and the former advisors of Apple Seven, Apple Eight and Apple Hospitality are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Effective January 1, 2015, Justin G. Knight, the Company’s President, was appointed to the Board of Directors of Apple Hospitality.

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amount paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense, if a triggering event occurs, would range from $0 to $64.0 million (assumes $11.00 per common share fair market value) and approximately 5.8 million common shares would be issued.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2014 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$153,645	$153,645	$-	$-	$-
Debt (including interest of $23.7 million)	139,437	15,722	79,062	5,870	38,783
Ground Leases	16,002	74	164	164	15,600
	$309,084	$169,441	$79,226	$6,034	$54,383

Index

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

Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014 and reduced back to $100 million on August 14, 2014. The credit facility is available for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of distributions and the funding of redemptions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. There were no outstanding borrowings on the credit facility at December 31, 2014. The Company anticipates extending or refinancing the facility in 2015.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distributions. See Note 4 titled Credit Facility and Notes Payable in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a listing of the quarterly financial covenants, as defined in the credit agreement. The Company was in compliance with the applicable covenants at December 31, 2014 and anticipates being in compliance during 2015.

Capital Uses

The Company’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Company has or will acquire and proceeds from its $100 million revolving credit facility. In addition, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, cash on hand and availability under its $100 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use cash on hand, assumed secured debt, borrowings under its credit facility and additional financing as needed to purchase the hotels under contract if a closing occurs.

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2014 totaled approximately $71.0 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $75.0 million. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt in addition to cash from operations. Since, in previous periods, a portion of distributions have been funded with proceeds from the offering of Units and borrowings under its credit facility, the Company’s ability to maintain its current intended

Index

rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which were distributed are not available for investment in properties.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2014, the Company has redeemed approximately 5.0 million Units in the amount of $51.4 million, including 1.5 million Units in the amount of $15.5 million, 2.0 million Units in the amount of $20.8 million and 1.5 million Units in the amount of $15.0 million redeemed during the years ended December 31, 2014, 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through December 31, 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2013 and 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2014, the Company held approximately $8.9 million in reserves for capital expenditures. During 2014, the Company invested approximately $20.8 million in capital expenditures and anticipates investing $10 to $15 million during 2015 on properties owned at December 31, 2014. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of December 31, 2014, the Company had outstanding contracts for the potential purchase of five additional hotels for a total purchase price of $153.6 million. Of these five hotels, two are under construction and are planned to be completed over the next 12 months from December 31, 2014. Closing on these two hotels is expected upon completion of construction. Of the three existing hotels, two were acquired in February 2015, and the remaining hotel is expected to close within the next six months from December 31, 2014. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on the remaining three hotels will occur under the outstanding purchase contracts. The purchase price for the two hotels that closed in February 2015 was funded with borrowings under the Company’s credit facility and cash on hand. The Company intends to use borrowings under its credit facility, assumed secured debt and, if necessary, additional financing to purchase the remaining hotels under contract if a closing occurs.

Index

Cash Management Activity

As part of the cost sharing arrangements discussed herein under Related Parties, the day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process is not significant to any of the companies.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes it has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

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

Critical Accounting Policies

The following contains a discussion of what the Company believes to be its critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any intangible value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts, and any other value attributable to these contracts is not considered material. The Company expenses as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG.

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

Index

Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change, such as the Company’s intended hold period for a property or a substantial decline in the operating performance of a property for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

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

Subsequent Events

In January 2015, the Company declared and paid approximately $6.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.4 million Units in the amount of $4.4 million, representing 100% of the requested Unit redemptions.

In February 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

On February 5, 2015, the Company closed on the purchase of a 145-room Fairfield Inn & Suites hotel and a 149-room Residence Inn hotel in Tustin, California. The gross purchase price for the two hotels is $73.8 million.

Item 7A.            Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash or borrows on its credit facility. Based on the Company’s cash balance at December 31, 2014 of $46.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.5 million, all other factors remaining the same. The Company’s outstanding balance under its credit facility at December 31, 2014 was $0.

The Company has assumed fixed interest rate mortgages payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate mortgage debt outstanding at December 31, 2014. All dollar amounts are in thousands.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Maturities	$8,630	$48,496	$22,163	$641	$683	$35,166	$115,779	$122,753
Average interest rates	6.1%	6.1%	6.2%	6.3%	6.3%	6.3%

Index

Item 8.               Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting
March 6, 2015
To the Shareholders
Apple REIT Ten, Inc.

Management of Apple REIT Ten, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apple REIT Ten, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Ten, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Apple REIT Ten, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2015

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Ten, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Ten, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2015

Index

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2014	2013
Assets
Investment in real estate, net of accumulated depreciation of $72,106 and $43,076, respectively	$839,032	$764,579
Energy investment	0	100,340
Cash and cash equivalents	46,341	0
Restricted cash-furniture, fixtures and other escrows	11,920	10,843
Due from third party managers, net	5,565	4,327
Other assets, net	6,178	9,865
Total Assets	$909,036	$889,954

Liabilities
Credit facility	$0	$74,039
Mortgage debt	119,708	122,501
Accounts payable and other liabilities	12,162	10,642
Total Liabilities	131,870	207,182

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 91,037,588 and 78,868,484 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 91,037,588 and 78,868,484 shares, respectively	891,801	772,388
Distributions greater than net income	(114,683)	(89,664)
Total Shareholders' Equity	777,166	682,772

Total Liabilities and Shareholders' Equity	$909,036	$889,954

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Room	$202,036	$144,123	$106,759
Other	17,518	14,793	10,907
Total revenue	219,554	158,916	117,666

Expenses:
Operating	55,287	40,413	29,442
Hotel administrative	17,399	12,583	9,330
Sales and marketing	18,589	14,047	10,463
Utilities	8,066	5,698	4,402
Repair and maintenance	8,278	5,908	3,972
Franchise fees	9,792	6,708	4,692
Management fees	6,950	5,007	3,647
Property taxes, insurance and other	13,145	10,779	8,067
General and administrative	6,403	5,057	4,408
Acquisition related costs	2,018	6,960	1,582
Depreciation	29,030	21,272	15,795
Total expenses	174,957	134,432	95,800

Operating income	44,597	24,484	21,866

Investment income	11,863	7,999	247
Interest expense	(8,177)	(5,682)	(4,729)

Income before income taxes	48,283	26,801	17,384

Income tax expense	(2,288)	(463)	(305)

Net income	$45,995	$26,338	$17,079

Basic and diluted net income per common share	$0.53	$0.37	$0.31

Weighted average common shares outstanding - basic and diluted	86,242	72,047	54,888

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

					Distributions
			Series B Convertible		Greater
	Common Stock		Preferred Stock		Than
	Number of Shares	Amount	Number of Shares	Amount	Net Income	Total

Balance at December 31, 2011	43,502	$424,626	480	$48	$(28,759)	$395,915

Net proceeds from the issuance of common shares	22,965	226,607	0	0	0	226,607
Common shares redeemed	(1,483)	(15,042)	0	0	0	(15,042)
Net income	0	0	0	0	17,079	17,079
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(45,034)	(45,034)
Balance at December 31, 2012	64,984	636,191	480	48	(56,714)	579,525

Net proceeds from the issuance of common shares	15,923	157,007	0	0	0	157,007
Common shares redeemed	(2,039)	(20,810)	0	0	0	(20,810)
Net income	0	0	0	0	26,338	26,338
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(59,288)	(59,288)
Balance at December 31, 2013	78,868	772,388	480	48	(89,664)	682,772

Net proceeds from the issuance of common shares	13,685	134,960	0	0	0	134,960
Common shares redeemed	(1,515)	(15,547)	0	0	0	(15,547)
Net income	0	0	0	0	45,995	45,995
Cash distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(71,014)	(71,014)
Balance at December 31, 2014	91,038	$891,801	480	$48	$(114,683)	$777,166

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$45,995	$26,338	$17,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29,030	21,272	15,795
Other non-cash expenses, net	417	241	171
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(976)	(1,939)	(1,179)
Decrease (increase) in other assets, net	395	(725)	556
Increase in accounts payable and other liabilities	149	2,275	711
Net cash provided by operating activities	75,010	47,462	33,133

Cash flows from investing activities:
Redemption of (cash paid for) energy investment	100,000	(100,000)	0
Cash paid for the acquisition of hotel properties	(79,177)	(232,400)	(50,937)
Deposits and other disbursements for potential acquisitions	(602)	(3,591)	(22)
Capital improvements	(19,555)	(8,527)	(8,161)
Decrease (increase) in capital improvement reserves	(1,163)	3,911	514
Investment in other assets	0	(1,450)	0
Net cash used in investing activities	(497)	(342,057)	(58,606)

Cash flows from financing activities:
Net proceeds related to issuance of Units	134,818	156,957	226,555
Redemptions of Units	(15,547)	(20,810)	(15,042)
Distributions paid to common shareholders	(71,014)	(59,288)	(45,034)
Net proceeds from (payments on) credit facility	(74,039)	74,039	0
Payments of mortgage debt	(2,137)	(1,585)	(1,423)
Financing costs	(253)	(1,248)	(132)
Net cash provided by (used in) financing activities	(28,172)	148,065	164,924

Increase (decrease) in cash and cash equivalents	46,341	(146,530)	139,451

Cash and cash equivalents, beginning of period	0	146,530	7,079

Cash and cash equivalents, end of period	$46,341	$0	$146,530

Supplemental cash flow information:
Interest paid	$8,778	$5,514	$4,884
Income taxes paid	$3,666	$352	$274

Supplemental disclosure of non-cash transactions:
Notes payable assumed in acquisitions	$0	$38,723	$13,067
Other assets assumed in acquisitions	$242	$123	$20
Other liabilities assumed in acquisitions	$46	$5,234	$137

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2014, the Company owned 51 hotels located in 17 states with an aggregate of 6,468 rooms. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III – Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited.

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

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. The fair market value of restricted cash approximates its carrying value.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature other than the leases discussed in Note 2. The Company has not assigned any intangible value to management contracts and franchise agreements as such contracts

Index

are generally at current market rates based on the remaining terms of the contracts, and any other value attributable to these contracts is not considered material. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, the Chairman and Chief Executive Officer of the Company.

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

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

 Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2014, 2013 and 2012. As a result, basic and dilutive earnings per common share were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation and acquisition related costs. Total distributions in 2014 of $0.825 per share for tax purposes were 73% ordinary income and

Index

27% return of capital. The characterization of 2013 distributions of $0.825 per share for tax purposes was 55% ordinary income and 45% return of capital. The characterization of 2012 distributions of $0.825 per share for tax purposes was 49% ordinary income and 51% return of capital.

To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, the Company’s Lessee, which leases the Company’s hotels and previously owned the Company’s energy investment prior to its redemption in November 2014, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The taxable REIT subsidiary had taxable income for the years ended December 31, 2014 and 2013 and incurred a loss for the year ended December 31, 2012. Taxable income for the year ended December 31, 2014 was in excess of its net operating loss carry forwards and resulted in estimated federal and state taxes of approximately $2.0 million, or approximately 41% of the excess taxable income. Taxable income for the year ended December 31, 2013 was offset by net operating losses carried forward from prior years. Prior to 2014, the Lessee had net operating loss carry forwards to offset taxable income, which as of December 31, 2013 and 2012 totaled $1.7 million and $5.4 million, respectively. No operating loss benefit (a valuation allowance for the entire deferred asset) was recorded in the consolidated balance sheet as of December 31, 2013 and 2012 since realization was uncertain due to the taxable REIT subsidiary’s history of operating losses. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for acquisition related costs which are capitalized for tax purposes. In addition to the federal and state tax expense of the Lessee as described above, the Company’s income tax expense as shown in the consolidated statements of operations also includes franchise and income taxes at the state jurisdiction level for the REIT, which do not have any associated material deferred taxes. As of December 31, 2014 the tax years that remain subject to examination by major tax jurisdictions generally include 2011-2014.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income, shareholders’ equity or cash flows.

Recent Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Land	$77,943	$71,088
Building and Improvements	762,134	682,414
Furniture, Fixtures and Equipment	67,529	50,778
Franchise Fees	3,532	3,375
	911,138	807,655
Less Accumulated Depreciation	(72,106)	(43,076)
Investment in Real Estate, net	$839,032	$764,579

As of December 31, 2014, the Company owned 51 hotels with an aggregate of 6,468 rooms, located in 17 states. The table below shows the number of hotels and rooms by brand.

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	5	643
TownePlace Suites	4	387
Residence Inn	3	400
Fairfield Inn & Suites	3	310
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	310
	51	6,468

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned as of December 31, 2014. All dollar amounts are in thousands.

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White Lodging	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Total					6,468	$868,746

Index

Of the Company’s 51 hotels owned at December 31, 2014, 26 were acquired in 2011, five were acquired in 2012, 16 were acquired in 2013 and four were acquired in 2014. For the four hotels acquired during 2014, the amount of revenue and operating income (excluding acquisition related costs totaling $2.0 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2014 was approximately $10.6 million and $2.1 million, respectively. For the 16 hotels acquired during 2013, the amount of revenue and operating income (excluding acquisition related costs totaling $6.8 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2013 was approximately $27.9 million and $4.4 million, respectively. For the five hotels acquired during 2012, the amount of revenue and operating income (excluding acquisition related costs totaling $1.5 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2012 was approximately $9.7 million and $2.2 million, respectively.

The purchase price for the properties acquired through December 31, 2014, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units and borrowings under its unsecured revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties. The Company also primarily used the proceeds of its best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $21.8 million in acquisition related costs, including $17.4 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and approximately $4.4 million in other acquisition related costs, including title, legal and other related costs. These costs totaled $2.0 million, $7.0 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, and are included in acquisition related costs in the Company’s consolidated statements of operations.

In connection with the acquisition of three hotels (Mobile, Alabama Hampton Inn & Suites hotel acquired in June 2011 and Phoenix, Arizona Hampton Inn & Suites and Homewood Suites hotels acquired in July 2013), the Company assumed three land leases which were valued at below market rates and as a result, the Company recorded in-place favorable lease intangibles totaling $2.2 million, which are included in other assets, net in the Company’s consolidated balance sheets. The lease intangibles are being amortized over the remaining term of the respective leases and the unamortized balance totaled $2.0 million and $2.1 million as of December 31, 2014 and 2013.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”) pursuant to the Limited Liability Company Agreement of CCE, dated June 6, 2013, between Eastern Colorado Holdings, LLC, as common member (“Common Member”) and Apple Ten Ventures Services, Inc., an indirect wholly-owned taxable subsidiary of the Company. CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million, of which $80 million was funded on June 7, 2013 and the remaining $20 million was funded on July 2, 2013. At the time of purchase, the purchase price approximated fair value. The terms of the Preferred Interest included a distribution to be paid monthly at an annual return of 10% of the Company’s “Energy Investment”, which included the funded purchase price plus any unpaid deferred distributions, and a deferred distribution at an annual return of 4% of the Energy Investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. Under the terms of the agreement, on November 6, 2014, CCE redeemed in full the Company’s $100 million preferred interest in CCE. The Company used a portion of the proceeds to repay the outstanding borrowings on the Company’s credit facility, with the remaining to be used for hotel acquisitions and other general corporate funding purposes, including capital expenditures, distributions and redemptions.

In accordance with the Accounting Standards Codification Topic on “Investments – Debt and Equity Securities,” the Company’s Energy Investment was classified as a held-to-maturity debt security and accounted for under the cost method. As of December 31, 2013, the carrying value of the Company’s Energy Investment was $100.3 million. For the years ended December 31, 2014 and 2013, total distributions earned on the Energy Investment were $11.8 million and $7.8 million, respectively, which are included in investment income in the Company’s consolidated statements of operations.

Note 4

Credit Facility and Notes Payable

Revolving Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. On October 3, 2013, the credit agreement was amended to increase the amount of the facility to $100 million and to allow for future increases in the amount of the facility up to $150 million, subject to certain conditions. The amount of the facility was increased to $150 million on January 30, 2014 and reduced back to

Index

$100 million on August 14, 2014. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The credit facility matures in July 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2016. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay an unused facility fee of 0.25% or 0.35% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

There were no outstanding borrowings on the credit facility at December 31, 2014. As of December 31, 2013, the credit facility had an outstanding principal balance of $74.0 million and an annual interest rate of approximately 2.42%.

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

The Company was in compliance with each of these covenants at December 31, 2014.

Mortgage Debt

In conjunction with the acquisition of nine hotel properties, the Company assumed approximately $121.2 million in debt secured by first mortgage notes on the applicable hotels. The loans provide for monthly payments of principal and interest on an amortized basis. The loans are generally subject to defeasance or prepayment penalties if prepaid. The following table summarizes the hotel properties securing each loan, the stated interest rate, loan assumption date, maturity date, the principal amount assumed and the outstanding balance prior to any fair value adjustments as of December 31, 2014 and 2013 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Assumption Date	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2014	Outstanding balance as of December 31, 2013
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	$11,499	$10,849	$11,055
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	12/11/2015	7,392	6,616	6,859
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	19,582	19,996
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	10,016	10,208
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	18,082	18,441
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,453	12,676
Colorado Springs, CO	Hampton Inn & Suites	6.25%	11/8/2013	7/6/2021	8,231	8,115	8,222
Franklin, TN	Courtyard	6.25%	11/8/2013	8/6/2021	15,246	15,033	15,229	(2)
Franklin, TN	Residence Inn	6.25%	11/8/2013	8/6/2021	15,246	15,033	15,229	(2)
					$121,196	$115,779	$117,915
Unamortized fair value adjustment of assumed debt						3,929	4,586
						$119,708	$122,501

(1) These rates are the rates per the loan agreement. Upon assumption, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2) One loan secured by two hotels. For presentation purposes, the principal assumed and outstanding balance were allocated equally to each hotel.

Index

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

2015	$8,630
2016	48,496
2017	22,163
2018	641
2019	683
Thereafter	35,166
115,779
Unamortized fair value adjustment of assumed debt	3,929
Total	$119,708

A fair value adjustment was recorded upon the assumption of above (premium) or below (discount) market rate loans in connection with the Company’s hotel acquisitions. The effective interest rates on the applicable debt obligations assumed ranged from 4.44% to 6.50% at the date of assumption. The total fair value, net premium adjustment, is being amortized as a reduction to interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method, and totaled $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized balance of the fair value, net premium adjustment, was $3.9 million and $4.6 million at December 31, 2014 and 2013, respectively.

The Company has incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels and the origination of its credit facility. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense. Amortization of such costs totaled $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s interest expense in 2014, 2013 and 2012 is net of interest capitalized in conjunction with hotel renovations totaling $0.6 million, $0.3 million and $0.3 million, respectively.

Note 5

Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $119.7 million and $122.8 million. As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was $196.5 million and $198.1 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. During the past two years, there have been changes to the Company’s contracts and its relationships with related parties as a result of the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers with and into Apple Hospitality REIT, Inc. and related transactions completed on March 1, 2014 and the completion of Apple REIT Six, Inc.’s merger with a third party in 2013, as discussed below. No other significant related party transactions occurred during these periods.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), A10A, ASRG and Apple Six Realty Group, Inc. The

Index

Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Executive Chairman, and formerly Chairman and Chief Executive Officer, of Apple Hospitality, and a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Effective January 1, 2015, Justin G. Knight, the Company’s President, was appointed to the Board of Directors of Apple Hospitality.

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

Effective March 1, 2014, Apple Seven and Apple Eight merged with and into Apple Hospitality. Pursuant to the terms and conditions of the merger agreement, dated as of August 7, 2013, as amended (the “Merger Agreement”), upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight ceased (the “A7 and A8 mergers”). Prior to the A7 and A8 mergers, Glade M. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and another member of the Company’s Board of Directors was also on the Board of Directors of Apple Seven and Apple Eight. As contemplated in the Merger Agreement, Apple Hospitality became self-advised and Apple Hospitality, Apple Seven and Apple Eight terminated their advisory agreements with their respective Advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of Apple Hospitality. Effective March 1, 2014, Apple Hospitality acquired all of the membership interests in AFM from A9A, and Apple Hospitality assumed all of the obligations of the predecessor owners of AFM and relieved the predecessor owners and the other advisory companies of any liability with respect to AFM.

Concurrently with the execution of the Merger Agreement, on August 7, 2013, Apple Hospitality entered into a subcontract agreement, as amended, (the “Subcontract Agreement”) with A10A. Pursuant to the Subcontract Agreement, A10A subcontracts its obligations under the advisory agreement between A10A and the Company (the “Advisory Agreement”) to Apple Hospitality. The Subcontract Agreement provides that, effective with the A7 and A8 mergers on March 1, 2014, Apple Hospitality provides to the Company the advisory services contemplated under the Advisory Agreement and Apple Hospitality receives the fees and expense reimbursements payable under the Advisory Agreement from the Company. The Company also signed the Subcontract Agreement to acknowledge the terms of the Subcontract Agreement. The Subcontract Agreement has no impact on the Company’s Advisory Agreement with A10A.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2014, payments to ASRG for fees under the terms of this contract have totaled approximately $17.4 million since inception. Of this amount, the Company incurred fees of $1.7 million, $5.3 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.

A10A Agreement

Under the Advisory Agreement, A10A provides management services to the Company. As discussed above, effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracts its obligations under this agreement to Apple Hospitality. Prior to March 1, 2014, A10A provided these management services through AFM, which prior to the A7 and A8 mergers was a wholly owned subsidiary of A9A and prior to the A6 Merger was a wholly owned subsidiary of Apple Six. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A10A for these management services.

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $1.4 million, $1.2 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Of this amount, $1.2 million was paid to Apple Hospitality in 2014, pursuant to the Subcontract Agreement. The increase in 2014 and 2013 was primarily due to the Company reaching the next fee tier under the Advisory Agreement due to improved results of operations for the Company during those periods and the increase in funds raised through the Company’s best-efforts offering. At December 31, 2013, $0.4 million of the 2013 advisory fee had not been paid and was included in accounts payable and other liabilities in the Company’s consolidated balance sheet. This amount was paid during the first quarter of 2014. No amounts were outstanding at December 31, 2014.

Index

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM or Apple Hospitality on behalf of ASRG or A10A, approximately $3.2 million, $2.1 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM and Apple Hospitality through their relationships with ASRG and A10A.

From and after the A7 and A8 mergers, Apple Hospitality provides support services through AFM to Apple Ten, A10A and ASRG, and each company has agreed to reimburse Apple Hospitality for its share of services provided by Apple Hospitality. Under this cost sharing structure, amounts allocated to the companies include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company. The allocation of costs is made by management of the companies and is reviewed at least annually by the Compensation Committees of each company. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. This process is not significant to any of the companies.

Prior to the completion of the A7 and A8 mergers, AFM was an affiliate of each of the Advisors, and each of the Advisors provided management services through the use of AFM to, respectively, the Company, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight and Apple Hospitality. Upon completion of the A6 Merger, Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participated in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs. Prior to the A7 and A8 mergers, all of the office related costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger, under the same cost sharing structure as described above. Since, prior to the A7 and A8 mergers, the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, received a portion of their compensation at the direction of the Advisors and received consideration directly from the Advisors.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Hospitality acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and any office related costs associated with the Headquarters and office lease used by the companies. Prior to completion of the A7 and A8 mergers, beginning on May 14, 2013, office related costs were allocated among the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. After the A7 and A8 mergers, these office related costs are allocated among Apple Hospitality, the Company, A10A and ASRG, which have agreed to reimburse Apple Hospitality for its share of these costs.

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company have been shared as applicable by the Company and the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which following the completion of the A6 merger and the A7 and A8 mergers, include only the Company and Apple Hospitality. In addition, the Company and the other Apple REIT Entities have incurred legal fees associated with the Legal Proceedings discussed in Note 13. The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) were approximately $0.8 million, $2.9 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, of which approximately $0.05 million, $0.3 million and $0.7 million was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of December 31, 2014 and 2013 is a 26% equity investment in Apple Air. As of December 31, 2014, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. Prior to the A7 and A8 mergers, the other members were Apple Seven, Apple Eight and Apple Hospitality. In connection with the A6 Merger, on May 13, 2013, the Company acquired its membership interest in Apple Air from Apple Six for approximately $1.45 million, which approximated fair market value at the time of acquisition based on third party market comparisons. The membership interest includes all rights and obligations previously held by Apple Six under Apple Air’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the buyer of Apple Six for any liabilities related to the membership interest. The Company’s equity investment was approximately $0.9 million and $1.2 million as of December 31, 2014 and 2013. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2014 and 2013, the Company recorded a loss of approximately $0.3 million and $0.2 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. Additionally, prior to May 13, 2013, the Company, on occasion, used the Learjet owned by Apple Air for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the years ended December 31, 2014, 2013 and 2012 were $0.2 million each year.

Energy Investment

The Company’s Preferred Interest investment in CCE, which was redeemed in full in November 2014, was identified by an unaffiliated entity in which one of the Company’s Board of Directors is a partner. The entity earned a finder’s fee from the Common Member.

Note 7

Shareholders’ Equity

Best-efforts Offering

The Company registered to sell, effective January 19, 2011, 182,251,082 Units. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of January 27, 2011. After the minimum offering, the Company continued its best-efforts offering at $11 per Unit. The initial best-efforts offering expired on January 19, 2014. However, on January 17, 2014, the Company filed a new Registration Statement, which was declared effective by the SEC on April 10, 2014 to continue offering the 96,502,475 Units that remained unsold as of that date at $11.00 per Unit. The Company concluded its best-efforts offering of Units on July 31, 2014. As of the conclusion of the offering, in addition to the Units sold at $10.50 per Unit described above, the Company had sold a total of 86,550,476 Units at $11.00 per Unit.

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

Index

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amount paid for the Series B convertible preferred shares. Although the fair market value cannot be determined at this time, expense, if a triggering event occurs, would range from $0 to $64.0 million (assumes $11.00 per common share fair market value) and approximately 5.8 million common shares would be issued.

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

Index

 Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2014, the Company has redeemed approximately 5.0 million Units in the amount of $51.4 million, including approximately 1.5 million Units in the amount of $15.5 million, 2.0 million Units in the amount of $20.8 million and 1.5 million Units in the amount of $15.0 million redeemed during 2014, 2013 and 2012. As contemplated in the program, beginning with the October 2012 redemption, and for certain redemptions thereafter, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 8% of the requested shares redeemed in the fourth quarter of 2012, 12% in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates through December 31, 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2013 and 2014:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2013	938,026	114,200	823,826
Second Quarter 2013	1,063,625	637,779	425,846
Third Quarter 2013	677,855	677,855	0
Fourth Quarter 2013	609,079	609,079	0
First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0

Distributions

The Company’s annual distribution rate as of December 31, 2014 was $0.825 per common share, payable monthly. For the years ended December 31, 2014, 2013 and 2012, the Company made distributions of $0.825 per common share for a total of $71.0 million, $59.3 million and $45.0 million.

Note 8

Management and Franchise Agreements

Each of the Company’s 51 hotels owned as of December 31, 2014 is operated and managed, under separate management agreements, by affiliates of one of the following companies:

Manager	Number of Hotels
LBAM-Investor Group, L.L.C. ("LBA")	9
MHH Management, LLC ("McKibbon")	9
North Central Hospitality, LLC ("North Central")	6
Schulte Hospitality Group, Inc. ("Schulte")	6
Chartwell Hospitality, LLC ("Chartwell")	5
White Lodging Services Corporation ("White Lodging")	5
Raymond Management Company, Inc. ("Raymond")	4
Newport Hospitality Group, Inc. ("Newport")	2
Texas Western Management Partners, L.P. ("Western")	2
Marriott International, Inc. ("Marriott")	1
Stonebridge Realty Advisors, Inc. ("Stonebridge")	1
Vista Host, Inc. ("Vista Host")	1
Total	51

Index

The management agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2014, 2013 and 2012 the Company incurred approximately $7.0 million, $5.0 million and $3.6 million in management fees.

Chartwell, LBA, McKibbon, Newport, North Central, Raymond, Schulte, Stonebridge, Vista Host, Western, and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2014, 2013 and 2012 the Company incurred approximately $9.8 million, $6.7 million and $4.7 million in franchise royalty fees.

Note 9

Lease Commitments

In connection with the acquisition of three hotels, the Company assumed three land leases. One of the leases has a remaining lease term of 48 years with no renewal options and the other two leases have remaining lease terms of 86 years with no renewal options. All of the leases are subject to an annual base rental payment with defined escalations over the life of the lease. The leases are classified as operating leases and rental expense is recognized on a straight-line basis over the remaining term of the respective lease. The aggregate amounts of the estimated minimum lease payments pertaining to these leases, for the five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

2015	$74
2016	82
2017	82
2018	82
2019	82
Thereafter	15,600
Total	$16,002

In connection with the acquisition of the South Bend, Indiana Fairfield Inn & Suites hotel in November 2011, the land on which the hotel resides was conveyed to the Company with an indefinite term (“Vesting Deed”). Under the terms of the Vesting Deed, the Company is required to pay to the University of Notre Dame (“University”) an amount equal to 2% of the room revenues generated by the hotel through June 2012, and 3.25% of the hotel’s room revenues thereafter. The Vesting Deed also grants the University various rights related to the property, including the right to approve changes to the use of the property and approve potential purchasers of the property. For the years ended December 31, 2014, 2013 and 2012, the Company paid $149,000, $155,000 and $120,000 to the University under the terms of the Vesting Deed, which is included in property taxes, insurance and other expenses in the Company’s consolidated statements of operations.

Note 10

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2014 and 2013, is presented as if the acquisitions of the Company’s 20 hotels acquired after December 31, 2012 had occurred on the latter of January 1, 2013 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

Index

	Years Ended December 31,
	2014	2013

Total revenue	$219,554	$192,905
Net income	45,995	33,825
Net income per share - basic and diluted	$0.53	$0.45

The pro forma information reflects adjustments for actual revenues and expenses of the 20 hotels acquired during the two years ended December 31, 2014 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense has been adjusted to reflect additional borrowings required to fund a portion of the acquisitions; (3) interest expense related to prior owner’s debt which was not assumed has been eliminated; (4) depreciation has been adjusted based on the Company’s basis in the hotels; and (5) transaction costs have been adjusted for the acquisition of existing businesses.

Note 11

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 12

Hotel Contract Commitments

As of December 31, 2014, the Company had outstanding contracts for the potential purchase of five additional hotels for a total purchase price of $153.6 million. Of these five hotels, two are under construction and are planned to be completed over the next 12 months from December 31, 2014. Closing on these two hotels is expected upon completion of construction. Of the three existing hotels, two were acquired in February 2015, and the remaining hotel is expected to close within the next six months from December 31, 2014. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on the remaining three hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2014. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating
San Juan Capistrano, CA (a)	Residence Inn	130	$100	$29,200
Tustin, CA (b)	Fairfield Inn & Suites	145	100	31,000
Tustin, CA (b)	Residence Inn	149	100	42,800
Under Construction (c)
Cape Canaveral, FL (d)	Homewood Suites	153	3	25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
		735	$603	$153,645

(a)   This hotel is currently operational and assuming all conditions to closing are met is expected to close within six months from December 31, 2014. The purchase contract for this hotel requires the Company to assume at closing approximately $16.6 million in mortgage debt. The loan provides for monthly payments of principal and interest on an amortized basis.
(b)   Hotels were acquired on February 5, 2015.
(c)   These hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of these hotels is expected to close over the next 12 months from December 31, 2014.
(d)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

Index

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. The Company intends to use borrowings under its credit facility, assumed secured debt and, if necessary, additional financing to purchase the remaining hotels under contract if a closing occurs.

Note 13

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, ASRG, Apple Eight Advisors, Inc., A9A, A10A, AFM, Apple Six, Apple Seven, Apple Eight and Apple Hospitality, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

Index

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2014 and 2013. Income per share for the four quarters in 2014 and 2013 is non-additive in comparison to income per share for the years ended December 31, 2014 and 2013 due to the timing and size of the Company’s Unit issuances.

2014 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$50,464	$59,330	$56,791	$52,969
Net income	$9,408	$14,849	$13,511	$8,227
Basic and diluted net income per common share	$0.12	$0.18	$0.15	$0.09
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

2013 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,866	$40,942	$43,761	$43,347
Net income	$2,888	$9,186	$8,182	$6,082
Basic and diluted net income per common share	$0.04	$0.13	$0.11	$0.08
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

Note 15

Subsequent Events

In January 2015, the Company declared and paid approximately $6.3 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.4 million Units in the amount of $4.4 million, representing 100% of the requested Unit redemptions.

In February 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

On February 5, 2015, the Company closed on the purchase of a 145-room Fairfield Inn & Suites hotel and a 149-room Residence Inn hotel in Tustin, California. The gross purchase price for the two hotels is $73.8 million.

Index

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Index

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2015 Proxy Statement is incorporated herein by this reference.

Item 11.             Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2015 Proxy Statement is incorporated herein by this reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2015 Proxy Statement is incorporated herein by this reference.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2015 Proxy Statement is incorporated herein by this reference.

Item 14.             Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2015 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.             Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Ten, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2014
(dollars in thousands)

					Initial Cost		Subsequently Capitalized
City	State	Description	Encumbrances		Land/Land Improvements (1)	Bldg./ FF&E /Other	Bldg. Imp. & FF&E	Total Gross Cost (2)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Huntsville	AL	Hampton Inn & Suites	$0		$713	$10,637	$1	$11,351	$(753)	2013	Mar-13	3 - 39 yrs.	98
Huntsville	AL	Home2 Suites	0		538	8,382	1	8,921	(593)	2013	Mar-13	3 - 39 yrs.	77
Mobile	AL	Hampton Inn & Suites	0		0	11,525	1,042	12,567	(1,571)	2006	Jun-11	3 - 39 yrs.	101
Phoenix	AZ	Courtyard	0		1,382	9,488	1,431	12,301	(561)	2008	Jul-13	3 - 39 yrs.	127
Phoenix	AZ	Hampton Inn & Suites	0		0	8,474	1,228	9,702	(539)	2008	Jul-13	3 - 39 yrs.	125
Phoenix	AZ	Homewood Suites	0		0	11,813	1,634	13,447	(698)	2008	Jul-13	3 - 39 yrs.	134
Scottsdale	AZ	Hilton Garden Inn	10,016		2,089	14,291	1,524	17,904	(1,876)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	0		3,198	27,252	74	30,524	(2,757)	2011	Nov-11	3 - 39 yrs.	142
Colorado Springs	CO	Hampton Inn & Suites	8,115		1,099	11,450	590	13,139	(393)	2008	Nov-13	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	0		5,240	53,264	2,350	60,854	(6,321)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0		2,144	8,836	2,714	13,694	(1,173)	2002	Jul-12	3 - 39 yrs.	149
Fort Lauderdale	FL	Residence Inn	0		2,487	20,611	0	23,098	(196)	2014	Oct-14	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	0		860	11,720	1,288	13,868	(1,737)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,453		1,152	13,463	1,561	16,176	(1,652)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0		1,003	10,547	724	12,274	(1,197)	2008	Jun-11	3 - 39 yrs.	97
Tallahassee	FL	Fairfield Inn & Suites	0		1,098	8,116	20	9,234	(960)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0		784	12,282	78	13,144	(1,496)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0		868	12,194	66	13,128	(1,578)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0		1,107	11,964	283	13,354	(1,302)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	19,582		2,792	33,604	1,951	38,347	(4,158)	2005	Sep-11	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	0		1,496	8,507	2,480	12,483	(1,967)	2000	Jun-11	3 - 39 yrs.	184
Skokie	IL	Hampton Inn & Suites	18,082		2,176	29,945	175	32,296	(2,979)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0		1,414	13,438	1,741	16,593	(2,031)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0		1,100	16,450	44	17,594	(1,710)	2010	Nov-11	3 - 39 yrs.	119
Maple Grove	MN	Hilton Garden Inn	0		1,693	11,105	348	13,146	(578)	2003	Jul-13	3 - 39 yrs.	120
Charlotte	NC	Fairfield Inn & Suites	0		1,377	8,673	50	10,100	(1,230)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0		788	11,217	17	12,022	(1,166)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0		1,440	9,610	11	11,061	(1,333)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hampton Inn & Suites	0		3,082	16,828	875	20,785	(730)	2007	Jul-13	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	0		1,397	28,655	2,941	32,993	(3,482)	2001	Sep-11	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	0		3,396	14,364	266	18,026	(632)	2008	Jul-13	3 - 39 yrs.	123
Mason	OH	Hilton Garden Inn	0		1,183	13,722	89	14,994	(1,661)	2010	Sep-11	3 - 39 yrs.	110
Oklahoma City	OK	Hilton Garden Inn	0		1,324	25,214	0	26,538	(921)	2014	Jan-14	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	0		854	16,284	0	17,138	(583)	2014	Jan-14	3 - 39 yrs.	100
Oklahoma City	OK	Homewood Suites	0		878	10,752	547	12,177	(547)	2008	Jul-13	3 - 39 yrs.	90
Charleston	SC	Home2 Suites	0		914	12,994	84	13,992	(1,623)	2011	Nov-11	3 - 39 yrs.	122
Columbia	SC	TownePlace Suites	0		613	9,937	135	10,685	(1,223)	2009	Mar-11	3 - 39 yrs.	91
Franklin	TN	Courtyard	15,033	(3)	1,335	25,957	51	27,343	(871)	2008	Nov-13	3 - 39 yrs.	126
Franklin	TN	Residence Inn	15,033	(3)	1,314	25,977	29	27,320	(891)	2009	Nov-13	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	10,849		1,069	14,948	1,380	17,397	(1,998)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0		884	13,738	946	15,568	(1,776)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	6,616		700	8,081	83	8,864	(978)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0		705	9,062	20	9,787	(1,056)	2012	Jan-12	3 - 39 yrs.	101
Austin/Round Rock	TX	Homewood Suites	0		2,817	12,743	18	15,578	(1,622)	2010	Oct-11	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	0		1,985	23,495	253	25,733	(890)	2013	Dec-13	3 - 39 yrs.	130
Denton	TX	Homewood Suites	0		1,091	10,339	39	11,469	(573)	2009	Jul-13	3 - 39 yrs.	107
Houston	TX	Courtyard	0		1,263	13,090	28	14,381	(1,279)	2012	Jul-12	3 - 39 yrs.	124
Houston	TX	Residence Inn	0		1,080	16,995	28	18,103	(993)	2012	Jun-13	3 - 39 yrs.	120
Shenandoah	TX	Courtyard	0		2,190	13,692	0	15,882	(88)	2014	Nov-14	3 - 39 yrs.	124
Fairfax	VA	Marriott	0		6,743	27,313	8,700	42,756	(1,928)	1984	Mar-13	3 - 39 yrs.	310
Richmond	VA	SpringHill Suites	0		1,088	9,963	237	11,288	(1,253)	2008	Jun-11	3 - 39 yrs.	103
Other			0		0	0	19	19	(3)
			$115,779		$77,943	$793,001	$40,194	$911,138	$(72,106)				6,468

(1) Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.
(2) The aggregate cost of real estate for federal income tax purposes is approximately $933 million at December 31, 2014 (unaudited).
(3) Properties are encumbered by one note.  For presentation purposes, the outstanding balance was allocated equally between properties.

Index

Real estate owned:	2014	2013	2012
Balance as of January 1	$807,655	$528,493	$458,214
Acquisitions	82,656	270,244	61,561
Improvements	20,827	8,918	8,718
Balance at December 31	$911,138	$807,655	$528,493

Accumulated depreciation:	2014	2013	2012
Balance as of January 1	$(43,076)	$(21,804)	$(6,009)
Depreciation expense	(29,030)	(21,272)	(15,795)
Balance at December 31	$(72,106)	$(43,076)	$(21,804)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ Glade M. Knight	Date: March 6, 2015
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 6, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 6, 2015
Glade M. Knight, Director

By:	/s/ David J. Adams	Date: March 6, 2015
David J. Adams, Director

By:	/s/ Kent W. Colton	Date: March 6, 2015
Kent W. Colton, Director

By:	/s/ R. Garnett Hall, Jr.	Date: March 6, 2015
R. Garnett Hall, Jr., Director

By:	/s/ Anthony Francis Keating, III	Date: March 6, 2015
Anthony Francis Keating, III, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

10.64
Purchase Contract dated as of May 21, 2013 between Omaha Downtown Lodging Investors IV, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.64 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.65
Purchase Contract dated as of May 21, 2013 between Omaha Downtown Lodging Investors III, LLC and Apple Ten Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.65 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.66
Limited Liability Company Agreement of Cripple Creek Energy, LLC dated as of June 6, 2013 between Eastern Colorado Holdings, LLC and Apple Ten Ventures Services, Inc. (Incorporated by reference to Exhibit 10.66 to post-effective amendment no. 10 to the registrant’s registration statement on Form S-11 (SEC File No. 333-168971) filed July 18, 2013)

10.67
Credit Agreement dated as of July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.67 to current report on Form 8-K (SEC File No. 000-54651) filed July 31, 2013)

10.68
First Amendment dated October 3, 2013 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.68 to registrant’s quarterly report on Form 10-Q (SEC File No. 000-54651) filed May 8, 2014)

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
The following materials from Apple REIT Ten, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

* Denotes Compensation Plan.