Form 10-Q
period 2015-03-31
Apple REIT Ten, Inc.
filed 2015-05-07
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-54651

APPLE REIT TEN, INC.
(Exact name of registrant as specified in its charter)

Virginia	27-3218228
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of May 1, 2015: 90,209,554

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

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $80,495 and $72,106, respectively	$908,844	$839,032
Cash and cash equivalents	0	46,341
Restricted cash-furniture, fixtures and other escrows	11,663	11,920
Due from third party managers, net	12,098	5,565
Other assets, net	5,608	6,178
Total Assets	$938,213	$909,036

Liabilities
Credit facility	$45,700	$0
Mortgage debt	118,965	119,708
Accounts payable and other liabilities	10,157	12,162
Total Liabilities	174,822	131,870

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 90,611,755 and 91,037,588 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 90,611,755 and 91,037,588 shares, respectively	887,414	891,801
Distributions greater than net income	(124,071)	(114,683)
Total Shareholders' Equity	763,391	777,166

Total Liabilities and Shareholders' Equity	$938,213	$909,036

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Room	$55,737	$46,276
Other	4,660	4,188
Total revenue	60,397	50,464

Expenses:
Operating	14,633	12,564
Hotel administrative	5,006	4,150
Sales and marketing	4,953	4,326
Utilities	2,103	1,986
Repair and maintenance	2,146	2,114
Franchise fees	2,680	2,254
Management fees	2,315	1,764
Property taxes, insurance and other	4,030	3,325
General and administrative	1,489	1,429
Acquisition related costs	1,580	1,008
Depreciation	8,389	6,969
Total expenses	49,324	41,889

Operating income	11,073	8,575

Investment income	15	3,453
Interest expense	(1,699)	(2,333)

Income before income taxes	9,389	9,695

Income tax expense	(59)	(287)

Net income	$9,330	$9,408

Basic and diluted net income per common share	$0.10	$0.12
Weighted average common shares outstanding - basic and diluted	90,702	79,934

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,330	$9,408
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,389	6,969
Other non-cash expenses, net	55	47
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(6,383)	(5,458)
Decrease in other assets, net	751	1,885
Decrease in accounts payable and other liabilities	(1,136)	(312)
Net cash provided by operating activities	11,006	12,539

Cash flows from investing activities:
Cash paid for the acquisition of hotel properties	(73,221)	(41,371)
Deposits and other disbursements for potential acquisitions	(100)	0
Capital improvements	(6,355)	(2,779)
Decrease (increase) in capital improvement reserves	351	(393)
Net cash used in investing activities	(79,325)	(44,543)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	32,929
Redemptions of Units	(4,387)	(2,510)
Distributions paid to common shareholders	(18,718)	(16,468)
Net proceeds from credit facility	45,700	18,847
Payments of mortgage debt	(579)	(547)
Financing costs	(38)	(247)
Net cash provided by financing activities	21,978	32,004

Decrease in cash and cash equivalents	(46,341)	0

Cash and cash equivalents, beginning of period	46,341	0

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$1,908	$2,331

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company concluded its best-efforts offering on July 31, 2014. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of March 31, 2015, the Company owned 53 hotels located in 17 states with an aggregate of 6,762 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, shareholders’ equity or cash flows.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2015 and 2014. As a result, basic and dilutive earnings per common share were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Investment in Real Estate

The Company acquired two hotels during the first three months of 2015. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	$31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
Total					294	$73,800

At the date of purchase, the purchase price for these properties was funded by cash on hand and borrowings under the Company’s unsecured revolving credit facility. The Company also used borrowings under its unsecured credit facility to pay approximately $1.6 million in acquisition related costs, including approximately $1.5 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2015.

For the two hotels acquired during the first three months of 2015, the amount of revenue and operating income (excluding acquisition related costs totaling $1.6 million) included in the Company’s consolidated statement of operations from the acquisition date to March 31, 2015 was approximately $2.0 million and $0.6 million, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with either of the acquisitions.

Index

As of March 31, 2015, the Company owned 53 hotels located in 17 states with an aggregate of 6,762 rooms, and the Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land	$87,461	$77,943
Building and Improvements	824,911	762,134
Furniture, Fixtures and Equipment	73,435	67,529
Franchise Fees	3,532	3,532
	989,339	911,138
Less Accumulated Depreciation	(80,495)	(72,106)
Investment in Real Estate, net	$908,844	$839,032

As of March 31, 2015, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $79.8 million. Of these three hotels, two are under construction and are planned to be completed over the next nine months from March 31, 2015. Closing on these two hotels is expected upon completion of construction. Closing on the remaining hotel, which is already in operation, is expected within the next three months from March 31, 2015. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at March 31, 2015. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating
San Juan Capistrano, CA (a)	Residence Inn	130	$200	$29,200
Under Construction (b)
Cape Canaveral, FL (c)	Homewood Suites	153	3	25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
Total		441	$503	$79,845

________
(a)
Closing on this hotel is expected within the next three months from March 31, 2015. At closing, the Company will assume approximately $16.6 million in mortgage debt. The loan provides for monthly payments of principal and interest on an amortized basis.

(b)
These hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met, the purchase of these hotels is expected to close over the next nine months from March 31, 2015.

(c)
If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. The Company intends to use borrowings under its credit facility, assumed secured debt and additional financing to purchase the hotels currently under contract if a closing occurs.

3.  Credit Facility

At March 31, 2015, the outstanding balance on the Company’s $100 million revolving credit facility was $45.7 million, increasing from no amounts outstanding at December 31, 2014 due to the hotel acquisitions discussed in Note 2. The interest rate at March 31, 2015 was 2.43%. The revolving credit facility matures in July 2015. The Company has begun the process to enter into a new credit facility and although there can be no assurance that the Company will be able to complete a new credit facility prior to maturity of the existing credit facility, the Company currently believes it will be able to complete that process, extend the existing credit facility’s maturity or access other financing sources.

Index

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth requirement, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution limits. The Company was in compliance with each of the applicable covenants at March 31, 2015 and expects to remain in compliance until the facility matures in July 2015.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2015, the carrying value and estimated fair value of the Company’s debt was $164.7 million and $168.1 million, respectively. As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $119.7 million and $122.8 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. There have been no changes to the contracts and relationships discussed in the Company’s 2014 Annual Report on Form 10-K. Below is a summary of the related party relationships in effect and transactions that occurred during the three months ended March 31, 2015 and 2014.

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, A10A, provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Effective March 1, 2014, A10A subcontracted its obligations to Apple Hospitality REIT, Inc. (“Apple Hospitality”). The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality receives the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is also Executive Chairman of Apple Hospitality, and owns ASRG and A10A. Effective January 1, 2015, Justin G. Knight, the Company’s President, was appointed to the Board of Directors of Apple Hospitality. He also serves as President and Chief Executive Officer of Apple Hospitality.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2015, payments to ASRG for fees under the terms of this contract have totaled approximately $18.9 million since inception. Of this amount, the Company incurred $1.5 million and $0.9 million, respectively, for the three months ended March 31, 2015 and 2014, which is included in acquisition related costs in the Company’s consolidated statements of operations.

Index

A10A Agreement

Under the Advisory Agreement, A10A provides management services to the Company. As discussed above, effective March 1, 2014, A10A subcontracts its obligations under this agreement to Apple Hospitality. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, is payable to Apple Hospitality for these management services.

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Of these amounts, $0.4 million and $0.1 million was paid to Apple Hospitality for the three months ended March 31, 2015 and 2014, respectively, pursuant to the subcontract agreement.

Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to Apple Hospitality on behalf of ASRG or A10A, approximately $0.7 million and $0.6 million for the three months ended March 31, 2015 and 2014. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by Apple Hospitality through its relationships with A10A and ASRG.

As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014 is a 26% equity investment in Apple Air. As of March 31, 2015, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $0.9 million as of March 31, 2015 and December 31, 2014. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2015 and 2014, the Company recorded a loss of approximately $71,000 and $62,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the three months ended March 31, 2015 and 2014 were approximately $27,000 and $55,000.

Index

6.  Shareholders’ Equity

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through March 31, 2015, the Company has redeemed approximately 5.5 million Units in the amount of $55.8 million, including 0.4 million Units in the amount of $4.4 million and 0.2 million Units in the amount of $2.5 million during the three months ended March 31, 2015 and 2014. As contemplated in the program, the Company has redeemed Units on a pro-rata basis due to the 3% limitation discussed above, including in the first quarter of 2014 where the Company redeemed approximately 68% of all requested redemptions. Since the beginning of the second quarter of 2014, the Company has redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2014 and the first three months of 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0

Distributions

The Company’s annual distribution rate as of March 31, 2015 was $0.825 per common share, payable monthly. For the three months ended March 31, 2015 and 2014, the Company made distributions of $0.20625 per common share for a total of $18.7 million and $16.5 million.

7.  Subsequent Events

In April 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.4 million Units in the amount of $4.2 million, representing 100% of the requested Unit redemptions.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has a limited operating history, was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering of Units, with a total of 96.1 million Units sold, gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. As of March 31, 2015, the Company owned 53 hotels, all of which operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company.

Index

Hotels Owned

As of March 31, 2015, the Company owned 53 hotels with an aggregate of 6,762 rooms located in 17 states.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	10	1,100
Hampton Inn & Suites	9	1,089
Courtyard	5	643
Residence Inn	4	549
Fairfield Inn & Suites	4	455
TownePlace Suites	4	387
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	310
Total	53	6,762

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	3	436
Colorado	2	322
Florida	6	706
Illinois	3	661
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	413
Total	53	6,762

Index

 The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 53 hotels the Company owned as of March 31, 2015. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	Schulte	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	Schulte	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	White	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White	3/15/2013	310	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	North Central	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	North Central	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
Total					6,762	$942,546

Index

The purchase price for these properties, net of debt assumed was funded primarily by the Company’s best-efforts offering of Units and borrowings under its revolving credit facility. The Company assumed approximately $121.2 million of debt secured by nine of its hotel properties.

The Company also primarily used the proceeds of its best-efforts offering and borrowings under its revolving credit facility to pay approximately $18.9 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to experience improvement in both revenues and operating income for comparable hotels as compared to the prior year. Although the economy in the United States has continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

The following is a summary of the results from operations of the 53 hotels owned as of March 31, 2015 (two of which were acquired during the three months ended March 31, 2015 and four of which were acquired during 2014) for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change

Total revenue	$60,397	100%	$50,464	100%	20%
Hotel operating expense	33,836	56%	29,158	58%	16%
Property taxes, insurance and other expense	4,030	7%	3,325	7%	21%
General and administrative expense	1,489	2%	1,429	3%	4%

Acquisition related costs	1,580		1,008
Depreciation expense	8,389		6,969
Investment income	15		3,453
Interest expense	1,699		2,333
Income tax expense	59		287

Number of hotels	53		49		8%
ADR	$128.60		$119.52		8%
Occupancy	72.4%		70.2%		3%
RevPAR	$93.16		$83.94		11%

Index

Results of Operations

The Company began operations in March 2011 when it purchased its first hotel. As of March 31, 2015, the Company owned 53 hotels (of which two were acquired during the first three months of 2015) with 6,762 rooms as compared to 49 hotels, with a total of 6,188 rooms, as of March 31, 2014.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels improved during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and the Company expects continued improvement in revenue and operating income in 2015 as compared to 2014.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2015 and 2014, the Company had total revenue of approximately $60.4 million and $50.5 million. This revenue reflects hotel operations for the 53 hotels acquired through March 31, 2015 for their respective periods of ownership by the Company. For the three months ended March 31, 2015 and 2014, the hotels achieved combined average occupancy of approximately 72.4% and 70.2%, ADR of $128.60 and $119.52 and RevPAR of $93.16 and $83.94. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 47 comparable hotels (hotels owned since January 1, 2014), occupancy, ADR and RevPAR increased 1%, 7% and 8%, respectively, for the three months ended March 31, 2015 compared to the same period in 2014.

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

In addition, seven of the hotels owned as of March 31, 2015 opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue for these hotels is expected to be below market levels for this period of time.

Expenses

Hotel operating expense relates to the 53 hotels acquired through March 31, 2015 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2015 and 2014, hotel operating expense totaled approximately $33.8 million and $29.2 million, or 56% and 58% of total revenue. The decrease in hotel operating expense as a percentage of revenue resulted from the increase in revenues at most of the Company’s hotels, which reduces the impact of certain fixed costs such as certain management, utility and minimum supply and maintenance costs, combined with the Company working with its management companies to maintain or reduce, relative to revenue, operating costs by sharing data across its portfolio. Although only modest increases have been experienced to date, the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, also could impact operating expenses in certain markets moving forward. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expense for the three months ended March 31, 2015 and 2014 totaled approximately $4.0 million and $3.3 million, or 7% of total revenue in each period. Taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases in 2015 due to successful appeals of tax assessments at certain locations. Additionally the Company’s six acquisitions since January 1, 2014 have been in localities with above average property tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2015. The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

General and administrative expense for the three months ended March 31, 2015 and 2014 totaled approximately $1.5 million and $1.4 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense.

 Acquisition related costs for the three months ended March 31, 2015 and 2014 were approximately $1.6 million and $1.0 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase is due to the acquisition of two hotels with a total purchase price of $73.8 million in the first three months of 2015 compared to two hotels with a total purchase price of $45.0 million in the first three months of 2014.

Depreciation expense for the three months ended March 31, 2015 and 2014 totaled approximately $8.4 million and $7.0 million. Depreciation expense represents expense of the Company’s 53 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Investment income for the three months ended March 31, 2015 and 2014 totaled approximately $15,000 and $3.5 million. Investment income during the first three months of 2014 consisted primarily of income earned on the Company’s energy investment, which was acquired in June 2013. The energy investment was fully redeemed in November 2014, resulting in the decrease in investment income for the three months ended March 31, 2015 compared to the same period in 2014.

Interest expense during the three months ended March 31, 2015 and 2014 totaled approximately $1.7 million and $2.3 million and is net of approximately $0.3 million and $0.1 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels and borrowings on the Company’s revolving credit facility. The decrease in interest expense is due primarily to a lower average outstanding principal balance on the Company’s credit facility for the three months ended March 31, 2015 compared to the same period in 2014.

Income tax expense during the three months ended March 31, 2015 and 2014 totaled approximately $0.1 million and $0.3 million. The decrease in income tax expense is due primarily to the redemption of the Company’s energy investment, resulting in a decrease in taxable income for the Company’s taxable REIT subsidiary for the three months ended March 31, 2015 compared to the same period in 2014.

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

Index

See Note 5 titled Related Parties in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

The Company’s $100 million revolving credit facility and cash flow generated from its hotels are currently its primary resources of capital. At March 31, 2015 the outstanding balance on the Company’s $100 million revolving credit facility was $45.7 million, increasing from no amounts outstanding at December 31, 2014 due to the hotel acquisitions discussed in Note 2 titled Investment in Real Estate in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The interest rate at March 31, 2015 was 2.43%. The revolving credit facility matures in July 2015. The Company has begun the process to enter into a new credit facility and although there can be no assurance that the Company will be able to complete a new credit facility prior to maturity of the existing credit facility, the Company currently believes it will be able to complete the process, extend the existing credit facility’s maturity or access other financing sources.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distributions. The Company was in compliance with each of the applicable covenants at March 31, 2015.

Capital Uses

In addition to its currently available capital resources discussed above, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its $100 million revolving credit facility (assuming the Company refinances or extends this facility) will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use assumed secured debt, borrowings under its credit facility and additional financing as needed to purchase the hotels currently under contract if a closing occurs.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2015 totaled approximately $18.7 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $11.0 million. A portion of distributions paid through March 31, 2015 have been funded by borrowings under the Company’s credit facility and cash on hand. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt in addition to cash from operations. Since a portion of distributions have been funded with borrowings under its credit facility, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate.

Index

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The Company has redeemed a total of approximately 5.5 million Units in the amount of $55.8 million under this program. During the first quarter of 2015 and 2014, the Company redeemed 0.4 million Units in the amount of $4.4 million and 0.2 million Units in the amount of $2.5 million.

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2015, the Company held approximately $9.0 million in reserve for capital expenditures. During the three months ended March 31, 2015, the Company invested approximately $5.5 million in capital expenditures and anticipates spending an additional $5 million to $10 million during the remainder of 2015 on properties owned at March 31, 2015. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of March 31, 2015, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $79.8 million. Of these three hotels, two are under construction and are planned to be completed over the next nine months from March 31, 2015. Closing on these two hotels is expected upon completion of construction. Closing on the remaining hotel, which is already in operation, is expected within the next three months from March 31, 2015. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The Company intends to use borrowings under its credit facility, assumed secured debt and additional financing to purchase these hotels if a closing occurs.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 5 titled Related Parties in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Index

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

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In April 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.4 million Units in the amount of $4.2 million, representing 100% of the requested Unit redemptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at March 31, 2015, of $45.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.5 million, all other factors remaining the same. The Company’s cash balance at March 31, 2015 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In re Apple REITS Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Apple Hospitality REIT, Inc., Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and the Company, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing all remaining claims in this matter and Judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

Item 1A.  Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the section titled Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

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

Index

Since the inception of the program through March 31, 2015, the Company has redeemed approximately 5.5 million Units in the amount of $55.8 million, including 0.4 million Units in the amount of $4.4 million and 0.2 million Units in the amount of $2.5 million during the three months ended March 31, 2015 and 2014. As contemplated in the program, the Company has redeemed Units on a pro-rata basis due to the 3% limitation discussed above, including in the first quarter of 2014 where the Company redeemed approximately 68% of requested redemptions. Since the beginning of the second quarter of 2014, the Company has redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 included in the Company’s interim Consolidated Financial Statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2014 and the first three months of 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0

The following is a summary of redemptions during the first quarter of 2015 (no redemptions occurred in February and March of 2015).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2015	425,833	$10.30	425,833	(1)

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

32.1
Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2015
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)