Form 10-Q
period 2015-09-30
Apple REIT Ten, Inc.
filed 2015-11-05
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of registrant’s common shares outstanding as of November 1, 2015: 88,785,416

Index

APPLE REIT TEN, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn & Suites by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.   FINANCIAL INFORMATION
Item 1.     Financial Statements

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $98,262 and $72,106, respectively	$918,311	$839,032
Cash and cash equivalents	10,630	46,341
Restricted cash-furniture, fixtures and other escrows	12,855	11,920
Due from third party managers, net	11,446	5,565
Other assets, net	11,297	6,178
Total Assets	$964,539	$909,036

Liabilities
Credit facility	800	0
Mortgage debt	205,691	119,708
Accounts payable and other liabilities	11,317	12,162
Total Liabilities	217,808	131,870

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 89,685,096 and 91,037,588 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 89,685,096 and 91,037,588 shares, respectively	878,012	891,801
Distributions greater than net income	(131,329)	(114,683)
Total Shareholders' Equity	746,731	777,166

Total Liabilities and Shareholders' Equity	$964,539	$909,036

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Room	$64,198	$52,614	$184,601	$153,365
Other	5,082	4,177	15,133	13,220
Total revenue	69,280	56,791	199,734	166,585

Expenses:
Operating	16,674	14,275	47,649	41,173
Hotel administrative	5,332	4,320	15,518	12,918
Sales and marketing	5,406	4,801	15,819	13,976
Utilities	2,551	2,252	6,718	6,145
Repair and maintenance	2,517	1,980	6,956	6,168
Franchise fees	2,918	2,520	8,671	7,426
Management fees	2,288	1,676	6,942	5,278
Property taxes, insurance and other	4,098	3,308	12,008	9,981
General and administrative	1,715	1,369	5,124	4,461
Acquisition related costs	14	13	2,236	1,054
Depreciation	8,979	7,226	26,156	21,237
Total expenses	52,492	43,740	153,797	129,817

Operating income	16,788	13,051	45,937	36,768

Investment income	2	3,530	17	10,475
Interest expense	(2,550)	(1,867)	(6,408)	(6,541)

Income before income taxes	14,240	14,714	39,546	40,702

Income tax benefit (expense)	223	(1,203)	(307)	(2,934)

Net income	$14,463	$13,511	$39,239	$37,768

Basic and diluted net income per common share	$0.16	$0.15	$0.43	$0.45
Weighted average common shares outstanding - basic and diluted	89,793	90,267	90,260	84,605

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$39,239	$37,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,156	21,237
Other non-cash expenses, net	355	397
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,667)	(4,052)
Decrease in other assets, net	373	731
Increase in accounts payable and other liabilities	1,165	610
Net cash provided by operating activities	61,621	56,691

Cash flows from investing activities:
Acquisition of hotel properties, net	(85,729)	(40,207)
Deposits and other disbursements for potential acquisitions	(150)	(325)
Capital improvements	(10,983)	(12,276)
Increase in capital improvement reserves	(231)	(899)
Net cash used in investing activities	(97,093)	(53,707)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	134,820
Redemptions of Units	(13,896)	(12,508)
Distributions paid to common shareholders	(55,885)	(52,218)
Net proceeds from (payments on) credit facility	800	(71,239)
Proceeds from mortgage debt	71,850	0
Payments of mortgage debt	(1,942)	(1,585)
Financing costs	(1,166)	(254)
Net cash used in financing activities	(239)	(2,984)

Decrease in cash and cash equivalents	(35,711)	0

Cash and cash equivalents, beginning of period	46,341	0

Cash and cash equivalents, end of period	$10,630	$0

Supplemental cash flow information:
Interest paid	$6,642	$6,867
Income taxes paid	$180	$3,665
Non-cash transactions:
Notes payable assumed in acquisitions	$16,569	$0

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company concluded its best-efforts offering on July 31, 2014. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of September 30, 2015, the Company owned 54 hotels located in 17 states with an aggregate of 6,898 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2014 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2015 and 2014. As a result, basic and diluted earnings per common share were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Investment in Real Estate

The Company acquired three hotels during the first nine months of 2015. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	$31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Total					424	$103,000

At the date of purchase, the purchase price for these properties, net of debt assumed, was funded by cash on hand and borrowings under the Company’s unsecured revolving credit facility. The Company assumed approximately $16.6 million of debt in connection with the purchase of and secured by the San Juan Capistrano Residence Inn. The Company also used borrowings under its unsecured credit facility to pay approximately $2.2 million in acquisition related costs, including approximately $2.1 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2015.

For the three hotels acquired during the first nine months of 2015, the amount of revenue and operating income (excluding acquisition related costs totaling $2.2 million) included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2015 was approximately $11.5 million and $3.6 million, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

In connection with the acquisition of the San Juan Capistrano Residence Inn hotel in June 2015, the Company assumed a land lease with a remaining initial term of approximately 27 years and four 30 year renewal options.  The lease was valued at below market rates and as a result the Company recorded an intangible asset totaling approximately $4.4 million, which is included in other assets, net in the Company’s consolidated balance sheets. The amount is being amortized through February 2072, the end of the first renewal option. As of September 30, 2015, the remaining minimum lease payments, through the end of the first renewal option, were approximately $46.4 million.

No goodwill was recorded in connection with any of the acquisitions.

As of September 30, 2015, the Company owned 54 hotels located in 17 states with an aggregate of 6,898 rooms, and the Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land	$87,439	$77,943
Building and Improvements	848,456	762,134
Furniture, Fixtures and Equipment	77,146	67,529
Franchise Fees	3,532	3,532
	1,016,573	911,138
Less Accumulated Depreciation	(98,262)	(72,106)
Investment in Real Estate, net	$918,311	$839,032

Index

As of September 30, 2015, the Company had outstanding contracts for the potential purchase of two additional hotels for a total purchase price of $50.6 million. These two hotels are under construction and are planned to be completed and opened for business over the next three to six months from September 30, 2015. Closing on these two hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2015. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Under Construction (a)
Cape Canaveral, FL (b)	Homewood Suites	153	$3	$25,245
Rosemont, IL	Hampton Inn & Suites	158	300	25,400
Total		311	$303	$50,645

(a)   These hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise brand. Assuming all conditions to closing are met, the purchase of these hotels is expected to close over the next three to six months from September 30, 2015.

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

3.  Credit Facility and Mortgage Debt

Credit Facility

On July 2, 2015, the Company entered into a second amendment of its existing $100 million revolving credit facility. The amendment extends the maturity date to July 2, 2017, reduces the annual interest rate to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, and reduces the annual unused facility fee to 0.20% or 0.30% on the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The Company incurred approximately $0.4 million of loan origination costs related to the amendment, which will be amortized as interest expense through the maturity date. At September 30, 2015 the outstanding balance on the Company’s $100 million revolving credit facility was $0.8 million, increasing from no amounts outstanding at December 31, 2014. The annual interest rate at September 30, 2015 was 2.04%.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth requirement, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution limits. The Company was in compliance with each of the applicable covenants at September 30, 2015. The amendment to the credit facility increased the Minimum Net Worth (as defined in the amended credit facility) requirement to $580 million and limits, effective July 2, 2016, distributions to 100% of Funds From Operations (as defined in the amended credit facility).

Mortgage Debt

In September 2015, the Company entered into a secured mortgage loan agreement with a commercial lender.  The mortgage loan for approximately $36.9 million is jointly secured by the Company’s Oceanside, California Courtyard and Omaha, Nebraska Hilton Garden Inn.  Scheduled payments of interest and principal of approximately $182,000 are due monthly, and the loan will amortize on a 30 year term with a balloon payment due at maturity in October 2025. The mortgage loan has an annual fixed interest rate of approximately 4.28%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay loan origination costs. Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the maturity date.

Index

In June 2015, the Company entered into a secured mortgage loan agreement with a commercial lender.  The mortgage loan for $35.0 million is secured by the Company’s Denver, Colorado Hilton Garden Inn.  Scheduled payments of interest and principal of approximately $194,000 are due monthly, and the loan will amortize on a 25 year term with a balloon payment due at maturity in June 2025. The mortgage loan has an annual fixed interest rate of approximately 4.46%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay loan origination costs. Loan origination costs totaling approximately $0.2 million are being amortized as interest expense through the maturity date.

In June 2015, the Company assumed approximately $16.6 million in mortgage debt in connection with the acquisition of the San Juan Capistrano, California Residence Inn. Scheduled payments of interest and principal of approximately $83,000 are due monthly with a balloon payment due at maturity in June 2020.  The mortgage loan has an annual fixed interest rate of approximately 4.15%. Loan origination costs totaling approximately $0.02 million are being amortized as interest expense through the maturity date.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2015, the carrying value and estimated fair value of the Company’s debt was $206.5 million and $208.4 million, respectively. As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $119.7 million and $122.8 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. There have been no changes to the contracts and relationships discussed in the Company’s 2014 Annual Report on Form 10-K. Below is a summary of the related party relationships in effect and transactions that occurred during the nine months ended September 30, 2015 and 2014.

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

Index

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of September 30, 2015, payments to ASRG for fees under the terms of this contract have totaled approximately $19.4 million since inception. Of this amount, the Company incurred $2.1 million and $0.9 million, respectively, for the nine months ended September 30, 2015 and 2014, which is included in acquisition related costs in the Company’s consolidated statements of operations.

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

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $1.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase from 2014 to 2015 was primarily due to the Company reaching the next fee tier under the Advisory Agreement due to improved results of operations.

Advisors Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to Apple Hospitality on behalf of ASRG or A10A, approximately $1.9 million and $2.0 million for the nine months ended September 30, 2015 and 2014. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by Apple Hospitality through its relationships with A10A and ASRG.

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

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of September 30, 2015 and December 31, 2014 is a 26% equity investment in Apple Air. As of September 30, 2015, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $0.7 million and $0.9 million as of September 30, 2015 and December 31, 2014, and is included in other assets, net in the Company’s consolidated balance sheets. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For both the nine months ended September 30, 2015 and 2014, the Company recorded a loss of approximately $0.2 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the nine months ended September 30, 2015 and 2014 were approximately $0.06 million and $0.1 million.

Index

6.  Shareholders’ Equity

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through September 30, 2015, the Company has redeemed approximately 6.4 million Units in the amount of $65.3 million, including 1.4 million Units in the amount of $13.9 million and 1.2 million Units in the amount of $12.5 million during the nine months ended September 30, 2015 and 2014. As contemplated in the program, the Company has redeemed Units on a pro-rata basis due to the 3% limitation discussed above, including in the first quarter of 2014 where the Company redeemed approximately 68% of all requested redemptions. Since the beginning of the second quarter of 2014, the Company has redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2014 and the first nine months of 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0

Distributions

The Company’s annual distribution rate as of September 30, 2015 was $0.825 per common share, payable monthly. For the three months ended September 30, 2015 and 2014, the Company made distributions of $0.20625 per common share for a total of $18.5 million and $18.6 million. For the nine months ended September 30, 2015 and 2014, the Company made distributions of $0.61875 per common share for a total of $55.9 million and $52.2 million.

7.  Subsequent Events

In October 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.9 million Units in the amount of $9.2 million, representing 100% of the requested Unit redemptions.

On October 29, 2015, the Company closed on the purchase of a 158-room Hampton Inn & Suites hotel in Rosemont, Illinois. The gross purchase price was $25.4 million.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering of Units, with a total of 96.1 million Units sold, gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. As of September 30, 2015, the Company owned 54 hotels, all of which operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company.

Index

Hotels Owned

As of September 30, 2015, the Company owned 54 hotels with an aggregate of 6,898 rooms located in 17 states.  The following tables summarize the number of hotels and rooms by brand and state:

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

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 54 hotels the Company owned as of September 30, 2015. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	White Lodging	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	North Central	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	316	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	White Lodging	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	White Lodging	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Total					6,898	$971,746

Index

The purchase price for these properties, net of debt assumed was funded primarily by the Company’s best-efforts offering of Units and borrowings under its revolving credit facility. The Company assumed approximately $137.8 million of debt secured by 10 of these properties.

The Company also primarily used the proceeds of its best-efforts offering and borrowings under its revolving credit facility to pay a total of approximately $19.4 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to experience improvement in both revenues and operating income for comparable hotels as compared to the prior year. Although the economy in the United States has continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The revenue growth rate for the overall hotel industry in the United States in the third quarter was lower than the first two quarters of 2015 due to reduced travel in certain large markets and the timing of holidays as compared to 2014. Due to the Company’s geographic diversity and focus on upscale select service hotels, the Company’s comparable hotel growth rate in the third quarter was consistent with the first two quarters of 2015. The Company and industry continue to forecast a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014 for comparable hotels, with the trend expected to continue into 2016.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

The following is a summary of the results from operations of the 54 hotels owned as of September 30, 2015 (three of which were acquired during the nine months ended September 30, 2015 and four of which were acquired during 2014) for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change

Total revenue	$69,280	100%	$56,791	100%	22%	$199,734	100%	$166,585	100%	20%
Hotel operating expense	37,686	54%	31,824	56%	18%	108,273	54%	93,084	56%	16%
Property taxes, insurance and other expense	4,098	6%	3,308	6%	24%	12,008	6%	9,981	6%	20%
General and administrative expense	1,715	2%	1,369	2%	25%	5,124	3%	4,461	3%	15%

Acquisition related costs	14		13			2,236		1,054
Depreciation expense	8,979		7,226			26,156		21,237
Investment income	2		3,530			17		10,475
Interest expense	2,550		1,867			6,408		6,541
Income tax (benefit) expense	(223)		1,203			307		2,934

Number of hotels	54		49		10%	54		49		10%
ADR	$127.78		$120.23		6%	$128.51		$121.05		6%
Occupancy	79.2%		76.9%		3%	77.6%		75.2%		3%
RevPAR	$101.16		$92.40		9%	$99.68		$91.08		9%

Index

Results of Operations

The Company began operations in March 2011 when it purchased its first hotel. As of September 30, 2015, the Company owned 54 hotels (of which three were acquired during the first nine months of 2015) with 6,898 rooms as compared to 49 hotels, with a total of 6,188 rooms, as of September 30, 2014.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels improved during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and the Company expects continued improvement in revenue and operating income in 2015 as compared to 2014, with the trend continuing into 2016.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended September 30, 2015 and 2014, the Company had total revenue of approximately $69.3 million and $56.8 million. For the nine months ended September 30, 2015 and 2014, the Company had total revenue of approximately $199.7 million and $166.6 million. This revenue reflects hotel operations for the 54 hotels acquired through September 30, 2015 for their respective periods of ownership by the Company. For the three months ended September 30, 2015 and 2014, the hotels achieved combined average occupancy of 79.2% and 76.9%, ADR of $127.78 and $120.23 and RevPAR of $101.16 and $92.40. For the nine months ended September 30, 2015 and 2014, the hotels achieved combined average occupancy of 77.6% and 75.2%, ADR of $128.51 and $121.05 and RevPAR of $99.68 and $91.08. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 47 comparable hotels (hotels owned since January 1, 2014), occupancy, ADR and RevPAR increased 2%, 4% and 7%, respectively, for the three months ended September 30, 2015, and increased 2%, 5% and 7%, respectively, for the nine months ended September 30, 2015 compared to the same periods in 2014.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement for comparable hotels and the Company’s geographically diverse portfolio, the Company and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014 for comparable hotels, with the trend expected to continue into 2016. The Company will continue to pursue market opportunities to improve revenue.

In addition, five of the hotels owned as of September 30, 2015 opened within the past two years. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue for these hotels is expected to be below market levels for this period of time.

Expenses

Hotel operating expense relates to the 54 hotels acquired through September 30, 2015 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2015 and 2014, hotel operating expense totaled approximately $37.7 million and $31.8 million, or 54% and 56% of total revenue. For the nine months ended September 30, 2015 and 2014, hotel operating expense totaled approximately $108.3 million and $93.1 million, or 54% and 56% of total revenue. The decrease in hotel operating expense as a percentage of revenue resulted from the increase in revenues at most of the Company’s hotels, which reduces the impact of certain fixed costs such as certain management, utility and minimum supply and maintenance costs, combined with the Company working with its management companies to maintain or reduce, relative to revenue, operating costs by sharing data across its portfolio. To date only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expense for the three months ended September 30, 2015 and 2014 totaled approximately $4.1 million and $3.3 million, or 6% of total revenue for each period. For the nine months ended September 30, 2015 and 2014, property taxes, insurance, and other expense totaled approximately $12.0 million and $10.0 million, or 6% of total revenue for each period. Taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases in 2015 due to successful appeals of tax assessments for certain locations. Additionally the Company’s seven acquisitions since January 1, 2014 have been in localities with above average property tax assessments and insurance rates. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2015. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.

General and administrative expense for the three months ended September 30, 2015 and 2014 totaled approximately $1.7 million and $1.4 million, or 2% of total revenue for each period. For the nine months ended September 30, 2015 and 2014, general and administrative expense totaled approximately $5.1 million and $4.5 million, or 3% of total revenue for each period. The principal components of general and administrative expense are advisory fees, staffing and related reimbursable costs, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense for both the three and nine month periods was driven primarily by increased advisory fees as the Company reached the next fee tier under its advisory agreement with Apple Ten Advisors, Inc. due to improved results of operations.

 Acquisition related costs for the three months ended September 30, 2015 and 2014 were approximately $0.01 million for each period. For the nine months ended September 30, 2015 and 2014, acquisition related costs were approximately $2.2 million and $1.1 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase for the nine month period is due to the acquisition of three hotels with a total purchase price of $103.0 million in the first nine months of 2015 compared to two hotels with a total purchase price of $45.0 million in the first nine months of 2014.

Depreciation expense for the three months ended September 30, 2015 and 2014 totaled approximately $9.0 million and $7.2 million. For the nine months ended September 30, 2015 and 2014, depreciation expense was approximately $26.2 million and $21.2 million. Depreciation expense represents expense of the Company’s 54 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned.

Investment income for the three months ended September 30, 2015 and 2014 totaled approximately $2,000 and $3.5 million. For the nine months ended September 30, 2015 and 2014, investment income totaled approximately $0.02 million and $10.5 million. Investment income during the first nine months of 2014 consisted primarily of income earned on the Company’s energy investment, which was acquired in June 2013. The energy investment was fully redeemed in November 2014, resulting in the decrease in investment income for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Interest expense during the three months ended September 30, 2015 and 2014 totaled approximately $2.6 million and $1.9 million. For the nine months ended September 30, 2015 and 2014, interest expense totaled approximately $6.4 million and $6.5 million and is net of approximately $0.3 million and $0.4 million of interest capitalized associated with renovation projects. The increase in interest expense for the three months ended September 30, 2015 as compared to the same period in 2014 was due to the assumption or origination of three new mortgage loans in the amount of approximately $88.4 million during the second and third quarters of 2015. For the nine months ended September 30, 2015, the third quarter 2015 increase in mortgage interest was offset by a lower average outstanding principal balance on the Company’s credit facility compared to the same period in 2014 resulting in a small decrease in interest expense.

Income tax (benefit) expense during the three months ended September 30, 2015 and 2014 totaled approximately $(0.2) million and $1.2 million. For the nine months ended September 30, 2015 and 2014, income tax expense totaled $0.3 million and $2.9 million. The decrease in income tax expense is due primarily to the redemption of the Company’s energy investment, resulting in a decrease in taxable income for the Company’s taxable REIT subsidiary for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

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

Liquidity and Capital Resources

Capital Resources

Credit Facility

The Company’s $100 million revolving credit facility and cash flow generated from its hotels are currently its primary resources of capital. At September 30, 2015 the outstanding balance on the Company’s $100 million revolving credit facility was $0.8 million, increasing from no amounts outstanding at December 31, 2014. The annual interest rate at September 30, 2015 was 2.04%. On July 2, 2015, the Company entered into a second amendment of its existing $100 million revolving credit facility. The amendment extends the maturity date to July 2, 2017, reduces the annual interest rate to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, and reduces the annual unused facility fee to 0.20% or 0.30% on the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth requirement, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution limits. The Company was in compliance with each of the applicable covenants at September 30, 2015. The amendment to the credit facility increased the Minimum Net Worth (as defined in the amended credit facility) to $580 million and limits, effective July 2, 2016, distributions to 100% of Funds From Operations (as defined in the amended credit facility).

Mortgage Debt

In September 2015, the Company entered into a secured mortgage loan agreement with a commercial lender.  The mortgage loan for approximately $36.9 million is jointly secured by the Company’s Oceanside, California Courtyard and Omaha, Nebraska Hilton Garden Inn.  Scheduled payments of interest and principal of approximately $182,000 are due monthly, and the loan will amortize on a 30 year term with a balloon payment due at maturity in October 2025. The mortgage loan has an annual fixed interest rate of approximately 4.28%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay loan origination costs.

In June 2015, the Company entered into a secured mortgage loan agreement with a commercial lender.  The mortgage loan for $35.0 million is secured by the Company’s Denver, Colorado Hilton Garden Inn.  Scheduled payments of interest and principal of approximately $194,000 are due monthly, and the loan will amortize on a 25 year term with a balloon payment due at maturity in June 2025. The mortgage loan has an annual fixed interest rate of approximately 4.46%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay loan origination costs.

In June 2015, the Company assumed approximately $16.6 million in mortgage debt in connection with the acquisition of the San Juan Capistrano, California Residence Inn. Scheduled payments of interest and principal of approximately $83,000 are due monthly with a balloon payment due at maturity in June 2020.  The mortgage loan has an annual fixed interest rate of approximately 4.15%.

Index

Capital Uses

In addition to its currently available capital resources discussed above, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its $100 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use borrowings under its credit facility and additional financing as needed to purchase the hotels currently under contract if a closing occurs and to refinance select mortgage loans maturing in the next year.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2015 totaled approximately $55.9 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $61.6 million. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt in addition to cash from operations. Since, in previous periods, a portion of distributions have been funded with borrowings, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The Company has redeemed a total of approximately 6.4 million Units in the amount of $65.3 million under this program. During the first nine months of 2015 and 2014, the Company redeemed 1.4 million Units in the amount of $13.9 million and 1.2 million Units in the amount of $12.5 million.

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of its hotel management agreements and certain loan agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of September 30, 2015, the Company held approximately $10.4 million in reserve for capital expenditures. During the nine months ended September 30, 2015, the Company invested approximately $8.8 million in capital expenditures and anticipates spending an additional $3 million to $5 million during the remainder of 2015 on properties owned at September 30, 2015. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of September 30, 2015, the Company had outstanding contracts for the potential purchase of two additional hotels for a total purchase price of $50.6 million. These two hotels are under construction and are planned to be completed and opened for business over the next three to six months from September 30, 2015. Closing on these two hotels is expected upon completion of construction. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The Company intends to use borrowings under its credit facility to purchase these hotels if a closing occurs.

Index

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

Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In October 2015, the Company declared and paid approximately $6.2 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In October 2015, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.9 million Units in the amount of $9.2 million, representing 100% of the requested Unit redemptions.

On October 29, 2015, the Company closed on the purchase of a 158-room Hampton Inn & Suites hotel in Rosemont, Illinois. The gross purchase price was $25.4 million.

Index

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s cash balance at September 30, 2015 of $10.6 million, every 100 basis points change in interest rates will impact the Company’s net income by approximately $0.1 million, all other factors remaining the same. Based on the Company’s outstanding balance under its credit facility at September 30, 2015, of $0.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $8,000, all other factors remaining the same.

Item 4.     Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the inception of the program through September 30, 2015, the Company has redeemed approximately 6.4 million Units in the amount of $65.3 million, including 1.4 million Units in the amount of $13.9 million and 1.2 million Units in the amount of $12.5 million during the nine months ended September 30, 2015 and 2014. As contemplated in the program, the Company has redeemed Units on a pro-rata basis due to the 3% limitation discussed above, including in the first quarter of 2014 where the Company redeemed approximately 68% of requested redemptions. Since the beginning of the second quarter of 2014, the Company has redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 included in the Company’s interim Consolidated Financial Statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2014 and the first nine months of 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0

The following is a summary of redemptions during the third quarter of 2015 (no redemptions occurred in August and September of 2015).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2015	524,458	$10.19	524,458	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Item 6.     Exhibits

Exhibit Number	Description of Documents
3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2
Bylaws of the Company, as amended.  (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.69
Second Amendment dated July 2, 2015 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-54651) filed August 6, 2015)

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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ Glade M. Knight	Date: November 5, 2015
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 5, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)