Form 10-K
period 2015-12-31
Apple REIT Ten, Inc.
filed 2016-03-04
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 There is currently no established market for the registrant’s common shares. There were approximately 90,063,000 common shares held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of common shares outstanding on February 29, 2016 was 88,202,564.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 12, 2016.

Index

APPLE REIT TEN, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The Courtyard by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn & Suites by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company is a Virginia corporation that was formed in August 2010 to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on January 27, 2011. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company concluded its best-efforts offering of Units on July 31, 2014. As of December 31, 2015, the Company owned 55 hotels operating in 17 states with an aggregate of 7,056 rooms. All of the Company’s hotels operate under Marriott or Hilton brands.

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

The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Business Objectives

The Company’s primary business objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The Company’s acquisition strategy, substantially complete as of December 31, 2015, included purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, diverse demand generators, and the potential for high levels of customer satisfaction, strong operating margins and cash flow growth. With an emphasis on upscale select service hotels, the Company utilizes its asset management expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data, using scale to help negotiate favorable vendor contracts, partnering with industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the

Index

franchisors to strengthen the brands. Also, the Company strategically renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes the strong asset management of its portfolio will improve financial results over the long-term, although there can be no assurance of these results.

Hotel Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels or lodging facilities in the Company’s geographic market. An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

As of December 31, 2015, the Company owned 55 hotels, including four hotels acquired during 2015, four hotels acquired during 2014, 16 hotels acquired during 2013, five hotels acquired during 2012 and 26 hotels acquired during 2011. These hotels are located in 17 states with an aggregate of 7,056 rooms and consist of the following: 11 Hilton Garden Inn hotels, 10 Hampton Inn & Suites hotels, 10 Homewood Suites hotels, five Courtyard hotels, five Residence Inn hotels, four Fairfield Inn & Suites hotels, four TownePlace Suites hotels, three Home2 Suites hotels, two SpringHill Suites hotels and one full service Marriott hotel.

Room revenue for the Company’s hotels for the year ended December 31, 2015 totaled $241.7 million, and the hotels achieved average occupancy of 75.8%, ADR of $127.71 and RevPAR of $96.77 for the period owned in 2015. Room revenue for the Company’s hotels for the year ended December 31, 2014 totaled $202.0 million, and the hotels achieved average occupancy of 73.6%, ADR of $120.91 and RevPAR of $88.97 for the period owned in 2014. These rates are comparable with industry and brand averages for the period owned by the Company. For the 47 comparable hotels (hotels owned since January 1, 2014), occupancy, ADR and RevPAR increased 2%, 5% and 7%, respectively for the year ended December 31, 2015 compared to the prior year. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Economic conditions in the United States have generally been favorable, which continues to overall positively impact the lodging industry. Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement for comparable hotels and the Company’s geographically diverse portfolio, the Company and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015 for comparable hotels. Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014. The Company will continue to pursue market opportunities to improve revenue. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Management and Franchise Agreements

Each of the Company’s 55 hotels owned as of December 31, 2015 is operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company. The agreements generally provide for initial terms ranging from one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Effective January 1, 2016, the Company modified its management fee structure for approximately 50% of the Company’s hotels. Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements. The change is not anticipated to significantly impact total management fees for the Company, but is anticipated to better align incentives for each property.

Index

Four of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2015 and 2014, the Company’s capital improvements on existing hotels were approximately $12.6 million and $20.8 million.

Financing

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $100 million revolving credit facility. In addition, the Company may borrow additional funds subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its revolving credit facility or available refinancing opportunities for maturing loans will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use borrowings under its credit facility to purchase the hotel under contract (discussed below) if a closing occurs. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company may attempt, if necessary, to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distribution rate to levels required to maintain its REIT status. If the Company were unable to refinance debt as it matures or if it were to default on its debt, it may be unable to make distributions or redemptions.

As of December 31, 2015, the Company had approximately $194.9 million in outstanding property level debt secured by 12 properties. The property level debt has maturity dates ranging from July 2016 to October 2025 and stated interest rates ranging from 4.15% to 6.30%. The Company also has a $100 million unsecured revolving credit facility with a commercial bank that is available for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the payment of distributions and the funding of redemptions. The credit facility matures in July 2017, however the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2018. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The outstanding balance on the credit facility as of December 31, 2015 was $30.4 million. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the credit facility.

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

Index

Environmental Matters

The Company’s hotels are subject to various U.S. federal, state and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and waste water discharges, lead-based paint, mold and mildew and waste management, and impose liability for contamination. In connection with each of the Company’s acquisitions, the Company reviewed a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

 Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

Property Acquisitions

The Company acquired a total of four hotels during 2015. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	$31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Rosemont	IL	Hampton Inn & Suites	Raymond	10/29/2015	158	25,400
Total					582	$128,400

At the date of purchase, the purchase price for these properties, net of debt assumed, was funded by cash on hand and borrowings under the Company’s credit facility. The Company assumed approximately $16.6 million of debt in connection with the purchase of and secured by the San Juan Capistrano Residence Inn. The Company also used borrowings under its credit facility to pay approximately $2.6 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Potential Acquisition

As of December 31, 2015, the Company had an outstanding contract for the potential purchase of a Homewood Suites hotel under construction in Cape Canaveral, Florida for a purchase price of approximately $25.2 million. This hotel is expected to contain 153 guest rooms. It is anticipated that construction of the hotel will be completed and the hotel will open for business in the spring of 2016, at which time closing on this hotel is expected to occur. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract. If the seller does meet all the conditions to closing, the Company is obligated to specifically perform under the contract. At this time, the seller has not met all of the conditions to closing. The Company intends to use borrowings under its credit facility to purchase the hotel if a closing occurs.

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

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, Apple Ten Advisors, Inc. (“A10A”) provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Effective March 1, 2014, A10A subcontracted its obligations under the advisory agreement between A10A and the Company to Apple Hospitality REIT, Inc. (“Apple Hospitality”). The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality receives the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract agreement. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is currently Executive Chairman of Apple Hospitality. ASRG and A10A are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Justin G. Knight, the Company’s President, serves as President and Chief Executive Officer and is a member of the Board of Directors of Apple Hospitality.

See Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

The Company does not have any employees. During 2015, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. During 2015, the Company utilized, through an advisory agreement for corporate and strategic support, personnel from A10A, which in turn utilized personnel from Apple Fund Management, LLC (“AFM”), a subsidiary of Apple Hospitality.

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

The Company has identified the following significant risk factors which may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to its shareholders. You should carefully consider the risks described below and the risks disclosed in other filings with the SEC, in addition to the other information contained in this report, including the introduction of Part I of this Annual Report on Form 10-K regarding forward-looking statements contained herein.

Index

Risks Related to the Company’s Business and Operations

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends in the hotel industry, both nationally and in individual local markets, as well as greater competitive pressures, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The Company’s hotels are subject to various risks common to the hotel industry, many of which are beyond the Company’s control. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses. The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels and lodging alternatives in the markets in which the Company operates;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricane and earthquakes, and airline strikes or disruptions;

•	reduced business and leisure travel due to adverse economic conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the industry including the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	brand expansion;
•	the performance of third-party managers of the Company’s hotels;
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

The performance of the lodging industry has historically been closely linked to the performance of the general economy both nationally and within local markets within the United States. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. A slowing of the current economic growth or new economic weakness could have an adverse effect on the Company’s revenue and negatively affect its profitability.  Furthermore, even if the economy in the United States in general continues to improve, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally, where the Company’s properties are located.

Index

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

The hotel industry historically has been seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods to offset these fluctuations in revenues and meet cash requirements.

The Company is affected by restrictions in, and compliance with, its franchise and license agreements.

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof) operate all of the hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. If the Company were to lose a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

All of the Company’s hotels operate under either Marriott or Hilton brands; therefore, the Company is subject to risks associated with concentrating its portfolio in just two brand families.

All of the hotels that the Company owned as of December 31, 2015 utilize brands owned by Marriott or Hilton. As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands. The Company believes that building brand value is critical to increase demand and strengthen customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in the Company’s portfolio may be adversely affected. Also, if Marriott and Hilton alter certain policies, including their respective guest loyalty programs, this could reduce the Company’s future revenues. Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the Company’s geographic market (including hotels owned by Apple Hospitality). The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

Index

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such managers do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company has entered into management agreements with third-party managers to operate its hotels. For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly. Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, including approval of the annual operating budget, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates). The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis. The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements. The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest, and may be financially responsible for the actions and inactions of the managers. In certain situations, the Company may terminate the management agreement. However, the Company can provide no assurances that it could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage the hotel successfully. A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses or decrease in its revenues, or both.

The growth of Internet travel intermediaries could adversely affect the Company’s business and profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors or managers, some of the Company’s hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries purchase rooms at a negotiated, net of fees, discount from participating hotels, which could result in lower room rates than the Company’s franchisor or manager otherwise could have obtained. Although the Company’s managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s managers and franchisors. If this happens, the Company’s business and profitability may be significantly negatively impacted.

Renovations and capital improvements may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including requirements under all of its hotel franchise and management agreements and certain loan agreements to maintain the hotels. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. The Company also may need to make significant capital improvements to hotels that it acquires. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require significant disruption at the hotel. The costs of capital improvements the Company needs or chooses to make could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2015, four of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in those hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available

Index

options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to among other factors the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. Therefore, the Company cannot predict whether it will be able to sell any hotels for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”) relating to REITs have certain limits on the Company’s ability to sell hotels.

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel, the Company may be required to record an impairment loss for a property. The Company analyzes its hotel properties individually for indicators of impairment throughout the year. The Company records impairment losses on hotel properties if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include, but are not limited to, a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.

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

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use financing to perform renovations to its properties or make shareholder distributions or share repurchases in periods of fluctuating income from its properties. The stock and credit markets have historically been volatile and subject to increased regulation in recent years, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy. If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced. If the Company is unable to refinance its debt,

Index

it may be forced to dispose of hotels or issue equity at inopportune times or on disadvantageous terms, which could result in higher costs of capital. The Company is also subject to risks associated with increases in interest rates with respect to the Company’s credit facility which could reduce cash from operations.

Loans secured by mortgages on the Company’s properties create risks of foreclosures and increased expenses.

The Company has obtained loans that are secured by mortgages on its properties and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties. As of December 31, 2015, the Company had approximately $194.9 million in mortgage debt secured by 12 properties. As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets. If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan. If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs. Additionally, defaulting under a loan may damage the Company’s reputation as a borrower and may limit its ability to secure financing in the future.

Compliance with financial and other covenants in the Company’s debt agreements may reduce operational flexibility and create default risk.

The Company’s $100 million unsecured credit facility contains covenants that may restrict the Company’s operations. The covenants include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, limits on distributions and restrictions on certain investments. The Company’s ability to borrow under the credit facility is subject to compliance with these covenants. In addition, any credit facility or other debt the Company may enter into in the future likely will contain similar covenants and restrictions that the Company must comply with. The Company’s failure to comply with the covenants, as well as its inability to make required payments, could cause a default under the credit facility, which could require the outstanding borrowings to be prepaid prior to the scheduled maturity with capital obtained from other sources, which may not be available to the Company or may be available only on unfavorable terms.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from third party vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available at reasonable rates. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the industry as a whole. There

Index

also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels. Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on the Company’s properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, the Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

Liabilities and costs associated with environmental contamination at, on, under or emanating from the hotel’s properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not

Index

impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements.  These requirements are wide ranging and include among others, state and local fire and life safety requirements, federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the “ADA”) and the Sarbanes-Oxley Act of 2002. Liability and costs associated with complying with these requirements could be material. If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require the Company to make significant unanticipated expenditures, which could materially and adversely affect the Company.

The Company may be subject to regulatory inquiries or litigation in the future, which may require the Company to incur significant costs.

The Company could be subject to regulatory inquiries in the future, which could result in costs and personnel time commitment to respond. It may also be subject to investigations and action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

The Company may become subject to lawsuits. In the event of an unfavorable outcome in a lawsuit, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

Risks Related to the Company’s Organization and Structure

The Company’s ownership limitations may restrict or prevent certain acquisitions and transfers of its common shares.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following the Company’s first year. The Company’s articles of incorporation (the “Charter”), with certain exceptions, authorizes the Company’s Board of Directors to take the actions that are necessary and desirable to preserve its qualification as a REIT. Unless exempted by the Company’s Board of Directors, generally no person or entity may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series (“share ownership limits”).

The Company’s Board of Directors may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the Board of Directors of certain representations and undertakings. In addition, the Board of Directors may change the share ownership limits. The Charter also prohibits any person from (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, the Company’s shares if that would result in the Company being “closely held” under Section 856(h) of the Code, would cause the Company to own (directly or indirectly) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Company from such tenant exceeds certain limits, would result in any manager or operator of a “qualified lodging facility,” within the meaning of Section 856(d)(9)(D) of the Code, leased by the Company (or any subsidiary of the Company) to one of its TRSs, failing to qualify as an “eligible independent contractor,” within the meaning of Section 856(d)(9)(A) of the Code, or otherwise cause the Company to fail to qualify as a REIT, or (2) transferring shares if such transfer would result in the Company’s shares being owned by fewer than 100 persons. The share ownership limits contained in the Charter key off the ownership at any time by

Index

any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The share ownership limits also might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s common shares or otherwise be in the best interests of its shareholders.

The Company’s Chairman and Chief Executive Officer has interests that may conflict with the interests of the Company.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is and will be a principal in other real estate investment transactions or programs that may compete with the Company. Currently, Mr. Knight is also the Executive Chairman of Apple Hospitality, which is a real estate investment trust, and owner of ASRG and A10A, which provides advisory services to the Company. Due to Apple Hospitality also owning hotels, there may be conflicts of interest in decisions regarding the acquisition and disposition of hotels by the Company.  In addition, Mr. Knight is a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P., a limited partnership formed to acquire and develop oil and gas properties located onshore in the United States.  Mr. Knight has management and economic interests in these other transactions or programs which may conflict with the interests of the Company.

The Company’s executive officers provide services to other companies that may detract from the time devoted to the Company.

Through the subcontract agreement with the Company’s advisor, the Company utilizes employees, including executive officers, of Apple Hospitality to manage its day to day operations. As a result, the Company’s executive officers and other employees utilized by the Company will devote time to other companies. The executive officers are not required to devote a fixed amount of time and attention to the Company’s business affairs as opposed to Apple Hospitality, which could detract from time devoted to the Company.

The Company may change its operational policies, investment guidelines and its investment and growth strategies without shareholder consent, which may subject it to different and more significant risks in the future, which could materially and adversely affect the Company.

The Board of Directors determines the Company’s operational policies, investment guidelines and its investment and growth strategies, subject to the restrictions on certain transactions as set forth in the bylaws. The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, shareholders. This could result in the Company conducting operational matters, making investments or pursuing different investment or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, the Company may expose itself to different and more significant risks in the future, which could materially and adversely affect the Company.

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

Risks Related to the Ownership of the Company’s Common Shares

There is no public trading market for the Company’s common shares and shareholders may have to hold their shares for an indefinite period of time.

There is and will be no public trading market for the common shares for an indefinite period of time, if ever. Therefore, the Company’s common shares are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity. There also is no definite value for the Company’s common shares prior to the time that a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares in the Company’s bylaws and articles of incorporation. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Generally, no person may own more than 9.8% of the issued and outstanding common shares. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void and automatically transferred to a charitable trust under the provisions of the Company’s articles of incorporation.

The estimated value of the Company’s common shares is based on a number of assumptions and estimates and may not be accurate or complete.

On January 27, 2016, the Company announced an estimated value of its common shares equal to $11.10 per common share. See Part II, Item 5, Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to this valuation. The Company engaged a third-party valuation firm to estimate the per share value of the Company’s common stock on a fully diluted basis as of December 31, 2015. As with any methodology used to estimate value, the methodology employed by the valuation firm was based upon a number of Company and third-party estimates and assumptions that may not be accurate or complete. Further, different parties using different methodologies, assumptions and estimates could derive a different estimated value per common share, which could be significantly different from the Company’s estimated value per common share. The estimated per share value does not represent: (i) the amount at which the Company’s shares would trade on a national securities exchange, (ii) the amount a shareholder would obtain if he or she tried to sell his or her shares or (iii) the amount shareholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of the Company’s expenses and liabilities. Accordingly, with respect to the estimated value per common share, the Company can give no assurance that: (i) a shareholder would be able to resell his or her shares at this estimated value; (ii) a shareholder would ultimately realize distributions per common share equal to the Company’s estimated value per common share upon liquidation of the Company’s assets and settlement of the Company’s liabilities or a sale of the Company; (iii) the Company’s shares would trade at a price equal to or greater than the estimated value per share if the Company listed its shares on a national securities exchange; (iv) the methodology used to estimate the value per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with requirements applicable to a trustee’s or custodian’s obligations with respect to individual retirement accounts; or (v) any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

Index

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy, the impact of the economy on its operations, actual and projected financial condition and results of operations and other factors, including those discussed in this Annual Report on Form 10-K. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while the Company may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate or time there can be no assurance that such goals or intentions will be realized.

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

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources.  While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows.  For example, if financing is the source of a distribution, that financing would not be available for other opportunities and would have to be repaid.

Risks Related to the Company’s Status as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Code and failure of the Company to qualify as a REIT would have adverse consequences to the Company and its shareholders.

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

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Any determination that the Company does not qualify as a REIT would have a material adverse effect on the Company’s results of operations and could materially reduce the value of its Units. The Company’s additional tax liability could be substantial and would reduce its net earnings available for investment, debt service or distributions to shareholders. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification and all of its distributions to shareholders would be taxable as ordinary C corporation

Index

dividends to the extent of its current and accumulated earnings and profits. This currently means that the Company’s individual shareholders would be taxed on those dividends at capital gain rates and the Company’s corporate shareholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. The Company’s failure to qualify as a REIT also could cause an event of default under loan documents governing its debt.

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

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, or capital expenditures or used for the repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase the Company’s costs or dilute its equity. In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the value of its Units.

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

Index

estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s Units.

Even if the Company qualifies as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a taxable REIT subsidiary (a “TRS”) that are not conducted on an arm’s-length basis, and state or local income, property and transfer taxes. In addition, the Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT. In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would decrease cash available for the payment of the Company’s debt obligations and distributions to shareholders.

If the Company’s leases are not respected as true leases for U.S. federal income tax purposes, the Company would likely fail to qualify as a REIT.

To qualify as a REIT, the Company must satisfy two gross income tests, pursuant to which specified percentages of the Company’s gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with the Company’s TRSs, which the Company currently expects will continue to constitute substantially all of the REIT’s gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. The Company believes that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, the Company may not be able to satisfy either of the two gross income tests applicable to REITs and may lose its REIT status. Additionally, the Company could be subject to a 100% excise tax for any adjustment to its leases.

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

Index

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

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent,” “redetermined deductions” or “excess interest” to the extent rent paid by a TRS exceeds an arm’s-length amount. For tax years beginning after December 31, 2015, the rules impose a 100% excise tax on “redetermined TRS service income” (generally, gross income (less deductions allocable thereto) of a TRS attributable to service provided to, or on behalf of, the Company that is less than the amounts that would have been paid by the REIT to the TRS if based on arm’s length negotiations).

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT but is not required to be distributed. The Company believes that the aggregate value of the stock and securities of its TRSs has been and will continue to be less than 25% (20% for tax years beginning after December 31, 2017) of the value of its total assets (including the stock and securities of its TRSs). Furthermore, the Company has monitored and will continue to monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) limitation discussed above or to avoid application of the 100% excise tax discussed above.  The most significant transactions between the Company and its TRSs are the hotel leases from the Company to its TRSs. While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

Complying with REIT requirements may force the Company to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of its total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of the Company’s total assets may be represented by debt instruments issued by publicly offered RETs that are “nonqualified” (e.g., not secured by real property or interests in real property). If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments in order

Index

to maintain its qualification as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its shareholders. In addition, the Company may be required to make distributions to shareholders at disadvantageous times or when the Company does not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2015, the Company owned 55 hotels located in 17 states with an aggregate of 7,056 rooms. All of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company. The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Hampton Inn & Suites	10	1,247
Homewood Suites	10	1,100
Residence Inn	5	679
Courtyard	5	643
Fairfield Inn & Suites	4	455
TownePlace Suites	4	387
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	316
Total	55	7,056

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	4	566
Colorado	2	322
Florida	6	706
Illinois	4	819
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	419
Total	55	7,056

Index

The following table is a list of the 55 hotels the Company owned as of December 31, 2015. As noted below, four of the Company’s hotels are subject to ground leases and 12 of its hotels are encumbered by mortgage notes.

City	State	Brand	Date Acquired	Rooms
Huntsville	AL	Hampton Inn & Suites	3/14/2013	98
Huntsville	AL	Home2 Suites	3/14/2013	77
Mobile	AL	Hampton Inn & Suites	6/2/2011	101	(1)
Phoenix	AZ	Courtyard	7/26/2013	127
Phoenix	AZ	Hampton Inn & Suites	7/26/2013	125	(1)
Phoenix	AZ	Homewood Suites	7/26/2013	134	(1)
Scottsdale	AZ	Hilton Garden Inn	10/3/2011	122	(2)
Oceanside	CA	Courtyard	11/28/2011	142	(2)
San Juan Capistrano	CA	Residence Inn	6/5/2015	130	(1)(2)
Tustin	CA	Fairfield Inn & Suites	2/5/2015	145
Tustin	CA	Residence Inn	2/5/2015	149
Colorado Springs	CO	Hampton Inn & Suites	11/8/2013	101	(2)
Denver	CO	Hilton Garden Inn	3/4/2011	221	(2)
Boca Raton	FL	Hilton Garden Inn	7/16/2012	149
Fort Lauderdale	FL	Residence Inn	10/24/2014	156
Gainesville	FL	Hilton Garden Inn	6/2/2011	104
Gainesville	FL	Homewood Suites	1/27/2012	103	(2)
Pensacola	FL	TownePlace Suites	6/2/2011	97
Tallahassee	FL	Fairfield Inn & Suites	12/30/2011	97
Cedar Rapids	IA	Hampton Inn & Suites	6/8/2011	103
Cedar Rapids	IA	Homewood Suites	6/8/2011	95
Davenport	IA	Hampton Inn & Suites	7/19/2011	103
Des Plaines	IL	Hilton Garden Inn	9/20/2011	252	(2)
Hoffman Estates	IL	Hilton Garden Inn	6/10/2011	184
Rosemont	IL	Hampton Inn & Suites	10/29/2015	158
Skokie	IL	Hampton Inn & Suites	12/19/2011	225	(2)
Merillville	IN	Hilton Garden Inn	9/30/2011	124
South Bend	IN	Fairfield Inn & Suites	11/1/2011	119
Maple Grove	MN	Hilton Garden Inn	7/26/2013	120
Charlotte	NC	Fairfield Inn & Suites	3/25/2011	94
Jacksonville	NC	Home2 Suites	5/4/2012	105
Winston-Salem	NC	Hampton Inn & Suites	3/15/2011	94
Omaha	NE	Hampton Inn & Suites	7/26/2013	139
Omaha	NE	Hilton Garden Inn	9/1/2011	178	(2)
Omaha	NE	Homewood Suites	7/26/2013	123
Mason	OH	Hilton Garden Inn	9/1/2011	110
Oklahoma City	OK	Hilton Garden Inn	1/31/2014	155
Oklahoma City	OK	Homewood Suites	1/31/2014	100
Oklahoma City (West)	OK	Homewood Suites	7/26/2013	90
Charleston	SC	Home2 Suites	11/10/2011	122
Columbia	SC	TownePlace Suites	3/25/2011	91
Franklin	TN	Courtyard	11/8/2013	126	(2)
Franklin	TN	Residence Inn	11/8/2013	124	(2)
Knoxville	TN	Homewood Suites	7/19/2011	103	(2)
Knoxville	TN	SpringHill Suites	6/2/2011	103
Knoxville	TN	TownePlace Suites	8/9/2011	98
Nashville	TN	TownePlace Suites	1/31/2012	101
Austin/Round Rock	TX	Homewood Suites	10/3/2011	115
Dallas	TX	Homewood Suites	12/5/2013	130
Denton	TX	Homewood Suites	7/26/2013	107
Houston	TX	Courtyard	7/17/2012	124
Houston	TX	Residence Inn	6/7/2013	120
Shenandoah	TX	Courtyard	11/6/2014	124
Fairfax	VA	Marriott	3/15/2013	316
Richmond	VA	SpringHill Suites	6/2/2011	103
Total				7,056

(1) Hotel is subject to ground lease.
(2) Hotel is encumbered by mortgage.

Index

Investment in real estate at December 31, 2015, consisted of the following (in thousands):

December 31,
2015

Land	$89,823
Building and Improvements	871,454
Furniture, Fixtures and Equipment	80,983
Franchise Fees	3,682
1,045,942
Less Accumulated Depreciation	(107,525)
Investment in Real Estate, net	$938,417

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

As of December 31, 2015, there were 88.8 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. As of February 29, 2016, the Units were held by approximately 23,000 beneficial shareholders. There is currently no established public trading market in which the Company’s common shares are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Company’s common shares and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Company, on January 27, 2016, the Company announced an estimated per share value of the Company’s common shares as of December 31, 2015 of $11.10 per share, as further described below. There can be no assurance that this estimated value per share, or the method used to estimate such value, complies with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Company’s common shares was based upon a third party valuation of the per share value of its common shares on a fully diluted basis as of December 31, 2015. The third party developed a per share value range of $10.60 - $11.60 and the estimated value provided above is the mid-point of that range. The following is a summary of the details of the fair value estimate at the mid-point of the range:

(in millions, except per share data)	Estimates as of 12/31/15
Estimated Fair Value of Real Estate	$1,262
Estimated Fair Value of Other assets and liabilities, net	15
Estimated Fair Value of Outstanding Debt	(227)
Estimated Fair Value of Equity	$1,050

Common shares outstanding, including conversion of Series B
Convertible Preferred Shares	94.6

Estimated value per Share	$11.10

The Company’s per share estimated value at December 31, 2014 was $11.55 based on an estimated range of $11.05 - $12.05. The primary reason for the decline at December 31, 2015 was due to declines in industry market multiples. The Company’s net book value of Real Estate at December 31, 2015 was $938.4 million with an original cost basis of $1,045.9 million and accumulated depreciation of $107.5 million.

Since the Company’s common shares are not listed on a national securities exchange, no material public market exists for the Company’s common shares. As a result, although not prepared for generally accepted accounting purposes, the value estimate was derived from unobservable inputs and was based on a combination of the income and market approaches as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value per share was calculated from a discounted cash flow model using consolidated projected cash flows of the Company, as well as a discount rate and terminal capitalization rate based on market conditions at December 31, 2015. In the market approach, the estimated value per share was calculated by applying multiples (using industry peers) to consolidated 2015 historical combined revenue and operating results of the Company. The income approach and market approach were equally weighted in estimating the value per share. The estimated value was not based on an appraisal of the Company’s assets. The valuation was based on the consolidated total Company’s actual and forecasted operating results prepared by management. The forecasts were based on actual results, budgets and industry trends. The consolidated total operating results reflect the sum of the results for each of the Company’s individual properties less corporate costs. There was no premium attributed to a consolidated approach in the valuation. The valuation methodologies and calculations were reviewed by management of the Company and considered reasonable.

Index

As with any methodology used to estimate value, the methodology employed by the Company was based upon a number of estimates and assumptions that may not be accurate or complete and may not accurately reflect future conditions. The estimates and assumptions underlying the estimated value involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties described in the periodic reports filed by the Company with the Securities and Exchange Commission (“SEC”) and Item 1A in this Annual Report, all of which are difficult to predict and many of which are beyond the control of the Company. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from the Company’s estimated value per share.

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

•	the Company’s shares would trade at a price equal to or greater than the estimated value per share if they were listed on a national securities exchange;
•	the methodology used to estimate the value per share would be acceptable to FINRA or for compliance with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or
•	any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

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

As discussed above, the estimated value per share was determined based on various market level assumptions, including but not limited to revenue and income growth rates, discount and capitalization rates and revenue and income multiples. The following is a list of key assumptions used in the calculation of the estimated value per share:

•	5 year average revenue growth – 3.3%
•	5 year average annual Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) growth – 4.2%
•	Discount rate – 9.5%
•	Terminal capitalization rate – 8.0%
•	Revenue multiple – 4.00
•	EBITDA multiple – 11.75

A change in any of the assumptions would likely produce a different estimated value per share. For example:

•	a change to the EBITDA annual growth rate assumption of 50 basis points would increase or decrease the per share value range by approximately $0.20 per share, all other assumptions remaining the same;
•	a change to the discount rate assumption of 50 basis points would increase or decrease the per share value range by approximately $0.15 per share, all other assumptions remaining the same; and
•	a change to the terminal capitalization rate of 50 basis points would increase or decrease the per share value range by approximately $0.30 per share, all other assumptions remaining the same.

Index

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2015 and 2014 totaled approximately $74.3 million and $71.0 million and were paid at a monthly rate of $0.06875 per common share. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid, and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s unsecured credit facility has loan covenants which limit distributions to 100% of Funds from Operations (as defined in the credit agreement), unless the Company is required to distribute more to meet REIT requirements. As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any capital improvements, ramp up of new properties and varying economic cycles.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2015, the Company has redeemed approximately 7.3 million Units in the amount of $74.5 million, including approximately 2.3 million Units in the amount of $23.1 million and 1.5 million Units in the amount of $15.5 million redeemed during 2015 and 2014, respectively. As contemplated in the program, the Company has redeemed Units on a pro-rata basis due to the 3% limitation discussed above, including in the first quarter of 2014 when the Company redeemed approximately 68% of all requested redemptions. Since the beginning of the second quarter of 2014, the Company has redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 included in the Company’s audited financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions for 2014 and 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0

Index

The following is a summary of redemptions during the fourth quarter of 2015 (no redemptions occurred in November and December 2015).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2015	899,680	$10.18	899,680	(1)

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

Series B Convertible Preferred Shares

In August 2010, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company; (2) the termination or expiration without renewal of the advisory agreement with A10A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market. As of December 31, 2015, if a conversion event were to occur, the Series B convertible preferred shares would be convertible into approximately 5.8 million common shares.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (both discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing

Index

preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	283,701	$11.00	1,319,208
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	283,701	$11.00	1,319,208

(1) Represents stock options granted to the Company’s directors under the Non-Employee Directors’ Stock Option Plan.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2015. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on August 13, 2010 to March 3, 2011, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on March 4, 2011 with the Company’s first property acquisition.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues:
Room	$241,712	$202,036	$144,123	$106,759	$37,911
Other	20,383	17,518	14,793	10,907	4,180
Total revenue	262,095	219,554	158,916	117,666	42,091

Expenses and other income:
Hotel operating expense	143,844	124,361	90,364	65,948	23,737
Property taxes, insurance and other expense	16,265	13,145	10,779	8,067	2,420
General and administrative expense	6,980	6,403	5,057	4,408	3,062
Acquisition related costs	2,763	2,018	6,960	1,582	11,265
Depreciation expense	35,419	29,030	21,272	15,795	6,009
Investment income	(19)	(11,863)	(7,999)	(247)	(395)
Interest expense	9,082	8,177	5,682	4,729	1,002
Income tax (benefit) expense	(27)	2,288	463	305	125
Total expenses and other income	214,307	173,559	132,578	100,587	47,225
Net income (loss)	$47,788	$45,995	$26,338	$17,079	$(5,134)

Per Share:
Net income (loss) per common share	$0.53	$0.53	$0.37	$0.31	$(0.18)
Distributions paid per common share	$0.825	$0.825	$0.825	$0.825	$0.756
Weighted-average common shares outstanding - basic and diluted	89,935	86,242	72,047	54,888	29,333

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$46,341	$-	$146,530	$7,079
Investment in real estate, net	$938,417	$839,032	$764,579	$506,689	$452,205
Energy investment	$-	$-	$100,340	$-	$-
Total assets (a)	$968,385	$908,106	$888,721	$667,003	$470,359
Notes payable (a)	$227,287	$118,778	$195,307	$80,404	$68,773
Shareholders’ equity	$727,746	$777,166	$682,772	$579,525	$395,915
Net book value per share	$8.20	$8.54	$8.66	$8.92	$9.10

Other Data:
Cash Flow From (Used In):
Operating activities	$83,853	$75,010	$47,462	$33,133	$821
Investing activities	$(124,703)	$(497)	$(342,057)	$(58,606)	$(393,640)
Financing activities	$(5,491)	$(28,172)	$148,065	$164,924	$399,774
Number of hotels owned at end of period	55	51	47	31	26
Average Daily Rate (ADR) (b)	$127.71	$120.91	$114.61	$113.89	$110.16
Occupancy	75.8%	73.6%	71.4%	69.6%	69.0%
Revenue Per Available Room (RevPAR) (c)	$96.77	$88.97	$81.86	$79.21	$75.96

Modified Funds From Operations Calculation (d):
Net income (loss)	$47,788	$45,995	$26,338	$17,079	$(5,134)
Depreciation of real estate owned	35,419	29,030	21,272	15,795	6,009
Funds from operations	83,207	75,025	47,610	32,874	875
Acquisition related costs	2,763	2,018	6,960	1,582	11,265
Modified funds from operations	$85,970	$77,043	$54,570	$34,456	$12,140

(a)   Prior year amounts reflect the reclassification of unamortized debt issuance costs related to the Company’s mortgage debt from Total assets to Notes payable in accordance with the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs effective December 31, 2015.
(b)   Total room revenue divided by number of rooms sold.
(c)   ADR multiplied by occupancy percentage.
(d)  The Company calculates and presents Funds from operations (FFO) in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles - GAAP), excluding gains or losses from sales of real estate, extraordinary items as defined by GAAP, the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures. Modified FFO (MFFO) excludes costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering of Units, with a total of 96.1 million Units sold, gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. As of December 31, 2015, the Company owned 55 hotels (four acquired during 2015, four acquired during 2014, 16 acquired during 2013, five acquired during 2012 and 26 acquired during 2011), all of which operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company. Results of operations include only results from the date of ownership of the properties.

Index

Hotels Owned

As of December 31, 2015, the Company owned 55 hotels with an aggregate of 7,056 rooms located in 17 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Hampton Inn & Suites	10	1,247
Homewood Suites	10	1,100
Residence Inn	5	679
Courtyard	5	643
Fairfield Inn & Suites	4	455
TownePlace Suites	4	387
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	316
Total	55	7,056

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	4	566
Colorado	2	322
Florida	6	706
Illinois	4	819
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	419
Total	55	7,056

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 55 hotels the Company owned as of December 31, 2015. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	White Lodging	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	North Central	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	316	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	White Lodging	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	White Lodging	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Rosemont	IL	Hampton Inn & Suites	Raymond	10/29/2015	158	25,400
Total					7,056	$997,146

Index

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units and borrowings under its revolving credit facility. The Company assumed approximately $137.8 million of debt secured by 10 of these properties.

The Company also primarily used the proceeds of its best-efforts offering and borrowings under its revolving credit facility to pay a total of approximately $19.9 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. No goodwill was recorded in connection with any of the acquisitions.

 Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to experience improvement in both revenues and operating income for comparable hotels as compared to the prior year. Although economic conditions in the United States have been favorable, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015 for comparable hotels. Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

The following is a summary of the results from operations of the 55 hotels owned as of December 31, 2015 for their respective periods of ownership by the Company and earnings from the Company’s Energy Investment prior to redemption, as discussed below:

	Years Ended December 31,
(in thousands, except statistical data)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change

Total revenue	$262,095	100%	$219,554	100%	19%
Hotel operating expense	143,844	55%	124,361	57%	16%
Property taxes, insurance and other expense	16,265	6%	13,145	6%	24%
General and administrative expense	6,980	3%	6,403	3%	9%

Acquisition related costs	2,763		2,018
Depreciation expense	35,419		29,030
Investment income	19		11,863
Interest expense	9,082		8,177
Income tax (benefit) expense	(27)		2,288

Number of hotels	55		51		8%
ADR	$127.71		$120.91		6%
Occupancy	75.8%		73.6%		3%
RevPAR	$96.77		$88.97		9%

Index

Results of Operations for Years 2015 and 2014

As of December 31, 2015, the Company owned 55 hotels (of which four were acquired during 2015) with 7,056 rooms as compared to 51 hotels (of which four were acquired during 2014), with a total of 6,468 rooms, as of December 31, 2014.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Economic indicators in the United States have been favorable, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for comparable hotels improved during 2015 as compared to 2014 and the Company expects continued improvement in revenue and operating income in 2016 as compared to 2015.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the years ended December 31, 2015 and 2014, the Company had total revenue of approximately $262.1 million and $219.6 million. This revenue reflects hotel operations for the 55 hotels acquired through December 31, 2015 for their respective periods of ownership by the Company. For the years ended December 31, 2015 and 2014, the hotels achieved combined average occupancy of approximately 75.8% and 73.6%, ADR of $127.71 and $120.91 and RevPAR of $96.77 and $88.97. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. For the 47 comparable hotels (hotels owned since January 1, 2014), occupancy, ADR and RevPAR increased 2%, 5% and 7% respectively for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement for comparable hotels and the Company’s geographically diverse portfolio, the Company and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015 for comparable hotels. Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014. The Company will continue to pursue market opportunities to improve revenue.

In addition, five of the hotels owned as of December 31, 2015 have been opened since the beginning of 2014. Generally, newly constructed hotels require 12 to 24 months to establish themselves in their respective markets. Therefore, revenue for these hotels is expected to be below market levels for this period of time.

Expenses

Hotel operating expense relates to the 55 hotels acquired through December 31, 2015 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2015 and 2014, hotel operating expense totaled approximately $143.8 million and $124.4 million or 55% and 57% of total revenue. As noted above, five of the hotels acquired by the Company opened within the past two years. The decrease in hotel operating expense as a percentage of revenue resulted from the increase in revenues at most of the Company’s hotels, which reduces the impact of certain fixed costs such as certain management, utility and minimum supply and maintenance costs, combined with the Company working with its management companies to maintain or reduce, relative to revenue, operating costs by sharing data across its portfolio. To date only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward. Additionally, labor costs could be impacted in certain markets due to lower unemployment rates. With less qualified available labor the cost could increase. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the years ended December 31, 2015 and 2014 totaled approximately $16.3 million and $13.1 million or 6% of total revenue in each year. Taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases in 2015 due to successful appeals of tax assessments for certain locations. Additionally, the Company’s eight acquisitions since January 1, 2014 have been in localities with above average property tax

Index

assessments and insurance rates. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments in 2016. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.

General and administrative expense for the years ended December 31, 2015 and 2014 totaled approximately $7.0 million and $6.4 million or 3% of total revenue in each year. The principal components of general and administrative expense are advisory fees, staffing and related reimbursable costs, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense was driven primarily by increased advisory fees as the Company reached the top fee tier under its advisory agreement with Apple Ten Advisors, Inc. due to improved results of operations.

Acquisition related costs for the years ended December 31, 2015 and 2014 were approximately $2.8 million and $2.0 million. The Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. The increase was due to the acquisition of four hotels with a total purchase price of $128.4 million in 2015 compared to four hotels with a total purchase price of $84.0 million in 2014.

Depreciation expense for the years ended December 31, 2015 and 2014 totaled approximately $35.4 million and $29.0 million. Depreciation expense represents expense of the Company’s 55 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment) for their respective periods owned.

Investment income for the years ended December 31, 2015 and 2014 totaled approximately $0.02 million and $11.9 million. Investment income in 2014 consisted primarily of income earned on the Company’s Energy Investment, which was acquired in June 2013 and fully redeemed in November 2014, resulting in the decrease in investment income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest expense for the years ended December 31, 2015 and 2014 totaled approximately $9.1 million and $8.2 million and is net of approximately $0.5 million and $0.6 million of interest capitalized associated with renovation projects. Interest expense increased in 2015 due to the assumption or origination of three new mortgage loans in the amount of $88.4 million during the second and third quarters of 2015. This increase was partially offset by a lower average outstanding principal balance on the Company’s credit facility in 2015 as compared to 2014 and the repayment of one mortgage loan in the fourth quarter of 2015. The overall increased debt level in 2015 as compared to 2014 was due to the purchase of four hotels in 2015.

Income tax (benefit) expense for the years ended December 31, 2015 and 2014 totaled approximately $(0.03) million and $2.3 million. The decrease in income tax expense was due primarily to the redemption of the Company’s Energy Investment, resulting in a decrease in taxable income for the Company’s taxable REIT subsidiary for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Results of Operations for Years 2014 and 2013

As of December 31, 2014, the Company owned 51 hotels (of which four were acquired during 2014) with 6,468 rooms as compared to 47 hotels (of which 16 were acquired during 2013), with a total of 5,933 rooms, as of December 31, 2013. As a result, comparisons of 2014 operating results to prior year results are not meaningful.

Revenues

For the years ended December 31, 2014 and 2013, the Company had total revenue of approximately $219.6 million and $158.9 million. This revenue reflects hotel operations for the 51 hotels acquired through December 31, 2014 for their respective periods of ownership by the Company. For the years ended December 31, 2014 and 2013, the hotels achieved combined average occupancy of approximately 73.6% and 71.4%, ADR of $120.91 and $114.61 and RevPAR of $88.97 and $81.86. For the 31 comparable hotels (hotels owned since January 1, 2013), occupancy, ADR and RevPAR increased 4%, 3% and 7%, respectively for the year ended December 31, 2014 compared to the year ended December 31, 2013. During 2014, the Company experienced an overall increase in demand and room rate improvement for its comparable hotels, resulting in improved revenue and operating income as compared to 2013. In addition, seven of the hotels owned as of December 31, 2014 opened since the beginning of 2013. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue for these hotels was below market levels for this period of time.

Index

Expenses

Hotel operating expense relates to the 51 hotels acquired through December 31, 2014 for their respective periods owned. For the years ended December 31, 2014 and 2013, hotel operating expense totaled approximately $124.4 million and $90.4 million or 57% of total revenue in each year. As noted above, seven of the hotels acquired by the Company opened since the beginning of 2013. As a result, although operating expenses will increase with a full year of ownership for all properties, it is anticipated that operating expenses as a percentage of revenue for these properties will decline as new properties establish themselves within their respective markets.

Property taxes, insurance, and other expense for the years ended December 31, 2014 and 2013 totaled approximately $13.1 million and $10.8 million or 6% and 7% of total revenue. For comparable hotels, taxes increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, which was partially offset by decreases in 2014 due to successful appeals of tax assessments at certain locations.

General and administrative expense for the years ended December 31, 2014 and 2013 totaled approximately $6.4 million and $5.1 million or 3% of total revenue in each year. The increase in general and administrative expense was primarily due to the increase in the size of the Company and the corresponding increase in advisory fees and associated allocated costs.

Acquisition related costs for the years ended December 31, 2014 and 2013 totaled approximately $2.0 million and $7.0 million. The decrease was due to the acquisition of four hotels with a total purchase price of $84.0 million in 2014 compared to 16 hotels with a total purchase price of $264.6 million in 2013.

Depreciation expense for the years ended December 31, 2014 and 2013 totaled approximately $29.0 million and $21.3 million. Depreciation expense represents expense of the Company’s 51 hotel buildings and related improvements owned at December 31, 2014, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Investment income for the years ended December 31, 2014 and 2013 totaled approximately $11.9 million and $8.0 million. Investment income primarily included $11.8 million and $7.8 million earned during 2014 and 2013 on the Company’s Energy Investment, which was acquired in June 2013 and fully redeemed in November 2014.

Interest expense for the years ended December 31, 2014 and 2013 totaled approximately $8.2 million and $5.7 million and is net of approximately $0.6 million and $0.3 million of interest capitalized associated with renovation projects. Interest expense primarily arose from debt assumed with the acquisition of nine of the Company’s hotels and, beginning in July 2013, borrowings on the Company’s $100 million credit facility.

Income tax expense for the years ended December 31, 2014 and 2013 totaled approximately $2.3 million and $0.5 million. The increase in income tax expense was due primarily to the increase in taxable income for the Company’s taxable REIT subsidiary. Due to improvement in operating results at its hotels and due to the income from its Energy Investment discussed below, the taxable REIT subsidiary realized the benefit of its historic operating loss carryforwards and for the year ended December 31, 2014 recorded estimated federal and state tax expense of approximately $2.0 million, or approximately 41% of taxable income in excess of its net operating loss carryforwards. The remaining income tax expense is the result of franchise and income taxes at the state jurisdiction level for the REIT.

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”). CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million. The terms of the Preferred Interest included a distribution to be paid monthly at an annual return of 10% of the Company’s investment in CCE and a deferred distribution at an annual return of 4% of the investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. Under the terms of the agreement, on November 6, 2014, CCE redeemed in full the Company’s $100 million preferred interest in CCE. For the years ended December 31, 2014 and 2013, total distributions earned on the Energy Investment were $11.8 million and $7.8 million, respectively, which are included in investment income in the Company’s consolidated statements of operations.

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

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, Apple Ten Advisors, Inc. (“A10A”), provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Effective March 1, 2014, A10A subcontracted its obligations under the advisory agreement between A10A and the Company to Apple Hospitality REIT, Inc. (“Apple Hospitality”). The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement and Apple Hospitality receives the fees and expense reimbursements payable under the A10A advisory agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract agreement. The subcontract agreement has no impact on the Company’s advisory agreement with A10A.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is currently Executive Chairman of Apple Hospitality. ASRG and A10A are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Justin G. Knight, the Company’s President, serves as President and Chief Executive Officer and is a member of the Board of Directors of Apple Hospitality.

See Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

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

Index

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

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2015 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$25,245	$25,245	$-	$-	$-
Debt (including interest of $47.8 million)	273,125	60,378	69,653	31,276	111,818
Ground Leases	62,232	409	844	880	60,099
	$360,602	$86,032	$70,497	$32,156	$171,917

Capital Resources

Credit Facility

The Company’s revolving credit facility and cash flow generated from operations are its primary resources of capital. On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. The amount of the facility is currently $100 million and in July 2015 the maturity date was extended to July 2017. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The annual interest rate on outstanding borrowings under the facility is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The annual unused facility fee

Index

is 0.20% or 0.30% on the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. At December 31, 2015, the outstanding balance on the Company’s $100 million revolving credit facility was $30.4 million, increasing from no amount outstanding at December 31, 2014. The annual interest rate at December 31, 2015 was approximately 2.28%.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and limits on distributions. See Note 4 titled “Credit Facility and Mortgage Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a summary of the quarterly financial covenants, as defined in the credit agreement. The Company was in compliance with each of the applicable covenants at December 31, 2015 and anticipates being in compliance during 2016.

Mortgage Debt

In September 2015, the Company entered into a secured mortgage loan agreement with a commercial lender. The mortgage loan for approximately $36.9 million is jointly secured by the Company’s Oceanside, California Courtyard and Omaha, Nebraska Hilton Garden Inn. Scheduled payments of interest and principal of approximately $182,000 are due monthly, and the loan will amortize on a 30 year term with a balloon payment due at maturity in October 2025. The mortgage loan has an annual fixed interest rate of approximately 4.28%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay debt issuance costs.

In June 2015, the Company entered into a secured mortgage loan agreement with a commercial lender. The mortgage loan for $35.0 million is secured by the Company’s Denver, Colorado Hilton Garden Inn. Scheduled payments of interest and principal of approximately $194,000 are due monthly, and the loan will amortize on a 25 year term with a balloon payment due at maturity in June 2025. The mortgage loan has an annual fixed interest rate of approximately 4.46%. At closing, the Company used proceeds from the loan to reduce the outstanding balance on its revolving credit facility, and to pay debt issuance costs.

In June 2015, the Company assumed approximately $16.6 million in mortgage debt in connection with the acquisition of the San Juan Capistrano, California Residence Inn. Scheduled payments of interest and principal of approximately $83,000 are due monthly with a balloon payment due at maturity in June 2020. The mortgage loan has an annual fixed interest rate of approximately 4.15%.

Capital Uses

In addition to its currently available capital resources discussed above, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its $100 million revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use borrowings under its credit facility to purchase the hotel currently under contract if a closing occurs and to refinance select mortgage loans maturing in the next year.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. Distributions during 2015 totaled approximately $74.3 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s cash generated from operations was approximately $83.9 million. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt in addition to cash from operations. Since, in previous periods, a portion of distributions have been funded with borrowings, the Company’s ability to maintain its current intended

Index

rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2015, the Company has redeemed approximately 7.3 million Units in the amount of $74.5 million, including approximately 2.3 million Units in the amount of $23.1 million, 1.5 million Units in the amount of $15.5 million and 2.0 million Units in the amount of $20.8 million during 2015, 2014 and 2013. As contemplated in the program, for the January 2013, April 2013 and January 2014 redemptions, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 12% of the requested shares redeemed in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates for the years ended December 31, 2015, 2014 and 2013, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2014 and 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2015, the Company held approximately $10.4 million in reserve related to these properties.  During 2015, the Company invested approximately $12.6 million in capital expenditures and anticipates investing $10 to $15 million during 2016 on properties owned at December 31, 2015. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitment

As of December 31, 2015, the Company had an outstanding contract for the potential purchase of a Homewood Suites hotel under construction in Cape Canaveral, Florida for a purchase price of approximately $25.2 million. This hotel is expected to contain 153 guest rooms. It is anticipated that construction of the hotel will be completed and the hotel will open for business in the spring of 2016, at which time closing on this hotel is expected to occur. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract. If the seller does meet all the conditions to closing, the Company is obligated to specifically

Index

perform under the contract. At this time, the seller has not met all of the conditions to closing. The Company intends to use borrowings under its credit facility to purchase the hotel if a closing occurs.

Cash Management Activity

As part of the cost sharing arrangements discussed in Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Management and Franchise Agreements

Each of the Company’s 55 hotels owned as of December 31, 2015 is operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company. See Note 8 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a listing of the Company’s hotel management companies. The agreements generally provide for initial terms ranging from one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $9.1 million, $7.0 million and $5.0 million in management fees, respectively. Effective January 1, 2016, the Company modified its management fee structure for approximately 50% of the Company’s hotels. Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements. The change is not anticipated to significantly impact total management fees for the Company, but is anticipated to better align incentives for each property.

Four of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, and other similar fees based on room revenues. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $11.3 million, $9.8 million and $6.7 million, respectively, in franchise royalty fees.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues

Index

are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years, the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change, such as the Company’s intended hold period for a property or a substantial decline in the operating performance of a property for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt

Index

Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the new standard effective December 31, 2015, on a retrospective basis. The adoption of the standard resulted in the reclassification of unamortized debt issuance costs related to the Company’s mortgage debt from other assets, net to a reduction in mortgage debt, within its consolidated balance sheets as of December 31, 2015 and 2014. See Note 4 titled “Credit Facility and Mortgage Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for the amounts reclassified from other assets, net to mortgage debt. Other than this reclassification, the adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined. Previously, acquirers were required to recognize these adjustments retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The standard will be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, and interim periods within those years, and permitted early application for annual reporting periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In both January and February 2016, the Company declared and paid approximately $6.1 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2016, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.0 million, representing 100% of the requested Unit redemptions.

Index

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at December 31, 2015 of $30.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.3 million, all other factors remaining the same. The Company’s cash balance at December 31, 2015 was $0.

In addition to its $30.4 million outstanding balance under its credit facility at December 31, 2015 (the credit facility’s annual interest rate at December 31, 2015 was approximately 2.28%), which matures in July 2017 and is included in the table below, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at December 31, 2015. All dollar amounts are in thousands.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Maturities	$50,202	$54,353	$2,511	$2,636	$17,457	$98,183	$225,342	$226,915
Average interest rates	4.8%	4.7%	4.9%	4.9%	5.0%	5.0%

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting
March 4, 2016
To the Shareholders
Apple REIT Ten, Inc.

Management of Apple REIT Ten, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Glade M. Knight	/s/ Bryan Peery
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apple REIT Ten, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Ten, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Apple REIT Ten, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 4, 2016

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Ten, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Ten, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Ten, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Ten, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 4, 2016

Index

APPLE REIT TEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2015	2014
Assets
Investment in real estate, net of accumulated depreciation of $107,525 and $72,106, respectively	$938,417	$839,032
Cash and cash equivalents	0	46,341
Restricted cash-furniture, fixtures and other escrows	13,412	11,920
Due from third party managers, net	7,329	5,565
Other assets, net	9,227	5,248
Total Assets	$968,385	$908,106

Liabilities
Credit facility	$30,400	$0
Mortgage debt	196,887	118,778
Accounts payable and other liabilities	13,352	12,162
Total Liabilities	240,639	130,940

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 88,785,416 and 91,037,588 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 88,785,416 and 91,037,588 shares, respectively	868,852	891,801
Distributions greater than net income	(141,154)	(114,683)
Total Shareholders’ Equity	727,746	777,166

Total Liabilities and Shareholders’ Equity	$968,385	$908,106

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Room	$241,712	$202,036	$144,123
Other	20,383	17,518	14,793
Total revenue	262,095	219,554	158,916

Expenses:
Operating	63,619	55,287	40,413
Hotel administrative	20,680	17,399	12,583
Sales and marketing	21,000	18,589	14,047
Utilities	8,753	8,066	5,698
Repair and maintenance	9,375	8,278	5,908
Franchise fees	11,330	9,792	6,708
Management fees	9,087	6,950	5,007
Property taxes, insurance and other	16,265	13,145	10,779
General and administrative	6,980	6,403	5,057
Acquisition related costs	2,763	2,018	6,960
Depreciation	35,419	29,030	21,272
Total expenses	205,271	174,957	134,432

Operating income	56,824	44,597	24,484

Investment income	19	11,863	7,999
Interest expense	(9,082)	(8,177)	(5,682)

Income before income taxes	47,761	48,283	26,801

Income tax benefit (expense)	27	(2,288)	(463)

Net income	$47,788	$45,995	$26,338

Basic and diluted net income per common share	$0.53	$0.53	$0.37

Weighted average common shares outstanding - basic and diluted	89,935	86,242	72,047

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

			Series B Convertible		Distributions
	Common Stock		Preferred Stock		Greater
	Number of Shares	Amount	Number of Shares	Amount	Than Net Income	Total

Balance at December 31, 2012	64,984	$636,191	480	$48	$(56,714)	$579,525
Net proceeds from the issuance of common shares	15,923	157,007	0	0	0	157,007
Common shares redeemed	(2,039)	(20,810)	0	0	0	(20,810)
Net income	0	0	0	0	26,338	26,338
Distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(59,288)	(59,288)
Balance at December 31, 2013	78,868	772,388	480	48	(89,664)	682,772
Net proceeds from the issuance of common shares	13,685	134,960	0	0	0	134,960
Common shares redeemed	(1,515)	(15,547)	0	0	0	(15,547)
Net income	0	0	0	0	45,995	45,995
Distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(71,014)	(71,014)
Balance at December 31, 2014	91,038	891,801	480	48	(114,683)	777,166
Common shares redeemed	(2,253)	(23,056)	0	0	0	(23,056)
Other changes in equity	0	107	0	0	0	107
Net income	0	0	0	0	47,788	47,788
Distributions declared and paid to shareholders ($0.825 per share)	0	0	0	0	(74,259)	(74,259)
Balance at December 31, 2015	88,785	$868,852	480	$48	$(141,154)	$727,746

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$47,788	$45,995	$26,338
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,419	29,030	21,272
Other non-cash expenses, net	514	417	241
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,549)	(976)	(1,939)
Decrease (increase) in other assets, net	(2)	395	(725)
Increase in accounts payable and other liabilities	1,683	149	2,275
Net cash provided by operating activities	83,853	75,010	47,462

Cash flows from investing activities:
Redemption of (cash paid for) energy investment	0	100,000	(100,000)
Acquisition of hotel properties, net	(110,938)	(79,177)	(232,400)
Deposits and other disbursements for potential acquisitions	0	(602)	(3,591)
Capital improvements	(13,475)	(19,555)	(8,527)
Decrease (increase) in capital improvement reserves	(290)	(1,163)	3,911
Investment in other assets	0	0	(1,450)
Net cash used in investing activities	(124,703)	(497)	(342,057)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	134,818	156,957
Redemptions of Units	(23,056)	(15,547)	(20,810)
Distributions paid to common shareholders	(74,259)	(71,014)	(59,288)
Net proceeds from (payments on) credit facility	30,400	(74,039)	74,039
Proceeds from mortgage debt	71,850	0	0
Payments of mortgage debt	(9,256)	(2,137)	(1,585)
Financing costs	(1,170)	(253)	(1,248)
Net cash provided by (used in) financing activities	(5,491)	(28,172)	148,065

Increase (decrease) in cash and cash equivalents	(46,341)	46,341	(146,530)

Cash and cash equivalents, beginning of period	46,341	0	146,530

Cash and cash equivalents, end of period	$0	$46,341	$0

Supplemental cash flow information:
Interest paid	$9,314	$8,778	$5,514
Income taxes paid	$82	$3,666	$352

Supplemental disclosure of noncash investing and financing activities:
Notes payable assumed in acquisitions	$16,569	$0	$38,723

See notes to consolidated financial statements.

Index

APPLE REIT TEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011 when it purchased its first hotel. The Company concluded its best-efforts offering on July 31, 2014. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in a potential variable interest entity through its purchase commitment, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of this entity, and therefore does not consolidate the entity. As of December 31, 2015, the Company owned 55 hotels located in 17 states with an aggregate of 7,056 rooms. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III – Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited.

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

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are generally 39 years for buildings, 10 to 20 years for franchise fees, 10 years for major improvements and three to seven years for furniture and equipment.

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

Index

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years, the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

On July 31, 2014, the Company concluded its best-efforts offering of Units through David Lerner Associates, Inc., the managing underwriter, which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including legal, accounting and reporting services. These offering costs were recorded by the Company as a reduction of shareholders’ equity. As of the conclusion of the offering, the Company had sold 96.1 million Units for gross proceeds of approximately $1.1 billion and proceeds net of offering costs of approximately $943.0 million. Offering costs included approximately $105.2 million in selling commissions and marketing expenses and approximately $3.9 million in other offering costs.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

 Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2015, 2014 and 2013. As a result, basic and dilutive net income per common share were the same. Series B convertible preferred shares are not included in net income per common share calculations until such time that such shares are eligible to be converted to common shares.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ

Index

from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation and acquisition related costs. The characterization of 2015 distributions of $0.825 per share for tax purposes was 77% ordinary income and 23% return of capital. The characterization of 2014 distributions of $0.825 per share for tax purposes was 73% ordinary income and 27% return of capital. The characterization of 2013 distributions of $0.825 per share for tax purposes was 55% ordinary income and 45% return of capital.

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

The taxable REIT subsidiary had a net loss of approximately $0.3 million for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the taxable REIT subsidiary had taxable income. Taxable income for the year ended December 31, 2014 was in excess of its net operating loss carry forwards and resulted in estimated federal and state taxes of approximately $2.0 million, or approximately 41% of the excess taxable income. Prior to 2014, the Lessee had net operating loss carry forwards to offset taxable income. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for acquisition related costs which are capitalized for tax purposes. In addition to the federal and state tax expense of the Lessee as described above, the Company’s income tax expense as shown in the consolidated statements of operations also includes franchise and income taxes at the state jurisdiction level for the REIT, which do not have any associated material deferred taxes. As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012-2015.

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

 Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and

Index

presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the new standard effective December 31, 2015, on a retrospective basis. The adoption of the standard resulted in the reclassification of unamortized debt issuance costs related to the Company’s mortgage debt from other assets, net to a reduction in mortgage debt, within its consolidated balance sheets as of December 31, 2015 and 2014 (see Note 4). Other than this reclassification, the adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined. Previously, acquirers were required to recognize these adjustments retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The standard will be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, and interim periods within those years, and permitted early application for annual reporting periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Land	$89,823	$77,943
Building and Improvements	871,454	762,134
Furniture, Fixtures and Equipment	80,983	67,529
Franchise Fees	3,682	3,532
	1,045,942	911,138
Less Accumulated Depreciation	(107,525)	(72,106)
Investment in Real Estate, net	$938,417	$839,032

Index

As of December 31, 2015, the Company owned 55 hotels with an aggregate of 7,056 rooms, located in 17 states. The following table summarizes the number of hotels and rooms by brand.

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Hampton Inn & Suites	10	1,247
Homewood Suites	10	1,100
Residence Inn	5	679
Courtyard	5	643
Fairfield Inn & Suites	4	455
TownePlace Suites	4	387
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	316
Total	55	7,056

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 55 hotels the Company owned as of December 31, 2015. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	White Lodging	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	North Central	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	316	34,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Houston	TX	Residence Inn	Western	6/7/2013	120	$18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	White Lodging	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	White Lodging	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Rosemont	IL	Hampton Inn & Suites	Raymond	10/29/2015	158	25,400
Total					7,056	$997,146

Of the Company’s 55 hotels owned at December 31, 2015, 26 were acquired in 2011, five were acquired in 2012, 16 were acquired in 2013, four were acquired in 2014 and four were acquired in 2015. For the four hotels acquired during 2015, the amount of revenue and operating income (excluding acquisition related costs totaling $2.7 million) included in the Company’s consolidated statements of operations from the acquisition date to the period ending December 31, 2015 was approximately $16.9 million and $4.6 million, respectively. For the four hotels acquired during 2014, the amount of revenue and operating income (excluding acquisition related costs totaling $2.0 million) included in the Company’s consolidated statements of operations from the acquisition date to the period ending December 31, 2014 was approximately $10.6 million and $2.1 million, respectively. For the 16 hotels acquired during 2013, the amount of revenue and operating income (excluding acquisition related costs totaling $6.8 million) included in the Company’s consolidated statements of operations from the acquisition date to the period ending December 31, 2013 was approximately $27.9 million and $4.4 million, respectively.

The purchase price for the properties acquired through December 31, 2015, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, which concluded in July 2014, and borrowings under its unsecured revolving credit facility. The Company assumed approximately $137.8 million of debt secured by 10 of its hotel properties. The Company also primarily used the proceeds of its best-efforts offering and borrowings under its unsecured revolving credit facility to pay approximately $24.6 million in acquisition related costs, including approximately $19.9 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG, which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $4.7 million in other acquisition related costs, including title, legal and other related costs. These costs totaled $2.8 million, $2.0 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, and are included in acquisition related costs in the Company’s consolidated statements of operations.

In connection with the acquisition of four hotels (Mobile, Alabama Hampton Inn & Suites hotel acquired in June 2011,  Phoenix, Arizona Hampton Inn & Suites and Homewood Suites hotels acquired in July 2013 and San Juan Capistrano, California Residence Inn hotel acquired in June 2015), the Company assumed three land leases which were valued at below market rates and as a result, the Company recorded in-place favorable lease intangibles totaling $6.6 million, which are included in other assets, net in the Company’s consolidated balance sheets. The lease intangibles are being amortized over the remaining term of the respective leases and the unamortized balance totaled $6.4 million and $2.0 million as of December 31, 2015 and 2014, respectively.

No goodwill was recorded in connection with any of the acquisitions.

Index

Note 3

Energy Investment

On June 7, 2013, the Company became the preferred member (the “Preferred Interest”) of Cripple Creek Energy, LLC (“CCE”). CCE was a newly formed entity that was formed solely for the purpose of acquiring, owning, managing, operating, developing, drilling and disposing of oil and gas leasehold acreage and producing and selling oil, gas and other minerals. The purchase price of the Preferred Interest was $100 million. The terms of the Preferred Interest included a distribution to be paid monthly at an annual return of 10% of the Company’s investment in CCE and a deferred distribution at an annual return of 4% of the investment to be paid at CCE’s option on each monthly distribution date or upon redemption of the Preferred Interest. Under the terms of the agreement, on November 6, 2014, CCE redeemed in full the Company’s $100 million preferred interest in CCE.

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

Note 4

Credit Facility and Mortgage Debt

Credit Facility

On July 26, 2013, the Company entered into an unsecured revolving credit facility with a commercial bank in an initial amount of $75 million. The credit facility is currently $100 million. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The maturity date is July 2017, the annual interest rate is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, and the annual unused facility fee is 0.20% or 0.30% on the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2018 and increase the facility to $150 million.

At December 31, 2015 the outstanding balance on the Company’s $100 million revolving credit facility was $30.4 million, increasing from no amount outstanding at December 31, 2014. The annual interest rate at December 31, 2015 was approximately 2.28%. Unamortized debt issuance costs related to the credit facility totaled approximately $0.3 million and $0.2 million as of December 31, 2015 and 2014, respectively, and are included in other assets, net on the Company’s consolidated balance sheets.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

•	Minimum Net Worth shall not be less than $580 million;
•	Total Indebtedness to Total Asset Value must not exceed 50%;
•	Total Secured Indebtedness to Total Asset Value must not exceed 30%;
•	Ratio of Adjusted Net Operating Income to Fixed Charges for the four trailing quarters must equal or exceed two;
•	Ratio of Adjusted Net Operating Income attributable to Unencumbered Hotels to Implied Debt Service for the four trailing quarters must equal or exceed two;
•
Distributions cannot exceed $0.825 per share per year, and effective in 2016 limits distributions to 100% of Funds from Operations during any fiscal year, unless the Company is required to distribute more to meet REIT requirements;

Index

•	Additional Unsecured Indebtedness (other than this credit facility) shall not exceed $2.5 million; and
•	Unencumbered Leverage Ratio must be less than 45%.

The Company was in compliance with each of these covenants at December 31, 2015.

Mortgage Debt

As of December 31, 2015, the Company had approximately $194.9 million in outstanding property level debt secured by 12 properties, including the assumption or origination of three mortgage loans during 2015. The loans provide for monthly payments of principal and interest on an amortized basis. The loans are generally subject to defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the stated interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2015 and 2014 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2015	Outstanding balance as of December 31, 2014
Knoxville, TN	TownePlace Suites	5.45%	8/9/2011	(2)	$7,392	$0	$6,616
Skokie, IL	Hampton Inn & Suites	6.15%	12/19/2011	7/1/2016	19,092	17,700	18,082
Des Plaines, IL	Hilton Garden Inn	5.99%	9/20/2011	8/1/2016	20,838	19,142	19,582
Knoxville, TN	Homewood Suites	6.30%	7/19/2011	10/8/2016	11,499	10,630	10,849
Scottsdale, AZ	Hilton Garden Inn	6.07%	10/3/2011	2/1/2017	10,585	9,811	10,016
Gainesville, FL	Homewood Suites	5.89%	1/27/2012	5/8/2017	13,067	12,216	12,453
San Juan Capistrano, CA	Residence Inn	4.15%	6/5/2015	6/1/2020	16,569	16,417	0
Colorado Springs, CO	Hampton Inn & Suites	6.25%	11/8/2013	7/6/2021	8,231	8,002	8,115
Franklin, TN	Courtyard	6.25%	11/8/2013	8/6/2021	15,246	14,824	15,033
Franklin, TN	Residence Inn	6.25%	11/8/2013	8/6/2021	15,246	14,824	15,033
Denver, CO	Hilton Garden Inn	4.46%	6/10/2015	6/11/2025	35,000	34,627	0
Oceanside, CA	Courtyard	4.28%	9/22/2015	10/1/2025	13,850	13,810	0
Omaha, NE	Hilton Garden Inn	4.28%	9/22/2015	10/1/2025	23,000	22,939	0
					$209,615	194,942	115,779
Unamortized fair value adjustment of assumed debt						3,270	3,929
Unamortized debt issuance costs						(1,325)	(930)
Total						$196,887	$118,778

(1)   These rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)   Loan was repaid in full on October 9, 2015.

The aggregate amounts of principal payable under the Company’s debt obligations (including mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

2016	$50,202
2017	54,353
2018	2,511
2019	2,636
2020	17,457
Thereafter	98,183
225,342
Unamortized fair value adjustment of assumed debt	3,270
Unamortized debt issuance costs related to mortgage debt	(1,325)
Total	$227,287

Index

A fair value adjustment was recorded upon the assumption of above (premium) or below (discount) market rate loans in connection with the Company’s hotel acquisitions. The effective interest rates on the applicable debt obligations assumed ranged from 4.44% to 6.50% at the date of assumption. The total fair value, net premium adjustment, is being amortized as a reduction to interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method, and totaled $0.7 million, $0.7 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

With the assumption of mortgage obligations on purchased hotels and with its originated loans and credit facility, the Company incurred debt issuance costs. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense. Amortization of such costs totaled approximately $0.6 million, $0.8 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s interest expense in 2015, 2014 and 2013 is net of interest capitalized in conjunction with hotel renovations totaling $0.5 million, $0.6 million and $0.3 million, respectively.

Note 5

Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt was $227.3 million and $225.6 million, respectively. As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $118.8 million and $121.8 million, respectively. Both the carrying value and estimated fair value of the Company’s debt as discussed above is net of unamortized debt issuance costs related to mortgage debt for each respective year. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. During 2015, there were no changes to the Company’s contracts and relationships with related parties, however, during 2014 and 2013, there were changes as a result of the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers with and into Apple Hospitality REIT, Inc. and related transactions completed on March 1, 2014 (the “A7 and A8 mergers”) and the completion of Apple REIT Six, Inc.’s merger with a third party in 2013 (“A6 Merger”). No other significant related party transactions occurred during these periods.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc. (“Apple Hospitality”).

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is currently Executive Chairman of Apple Hospitality. ASRG and A10A are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Prior to January 1, 2015, one additional member of the Company’s Board of Directors was also on the Board of Directors of Apple Hospitality. Justin G. Knight, the Company’s President, serves as President and Chief Executive Officer and is a member of the Board of Directors of Apple Hospitality.

The Company is externally managed and does not have any employees. ASRG provides the Company with property acquisition and disposition services. Its advisor, A10A, provides the Company with its day-to-day

Index

management services. The Company pays fees and reimburses certain expenses to A10A and ASRG for these services. Effective March 1, 2014, with the A7 and A8 mergers, A10A subcontracted its obligations to Apple Hospitality. The subcontract agreement provides that Apple Hospitality provides to the Company the advisory services contemplated under the A10A advisory agreement (“Advisory Agreement”) and Apple Hospitality receives the fees and expense reimbursements payable under the Advisory Agreement from the Company. The Company also signed the subcontract agreement to acknowledge the terms of the subcontract. The subcontract agreement has no impact on the Company’s Advisory Agreement with A10A. Effective with the A7 and A8 mergers, Apple Hospitality became self-advised and all of its employees are employed by a wholly owned subsidiary, Apple Fund Management, LLC (“AFM”).

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2015, payments to ASRG for fees under the terms of this contract have totaled approximately $19.9 million since inception. Of this amount, the Company incurred fees of $2.6 million, $1.7 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, which is included in acquisition related costs in the Company’s consolidated statements of operations.

Under the Advisory Agreement, A10A provides management services to the Company. As discussed above, effective with the A7 and A8 mergers on March 1, 2014, A10A subcontracts its obligations under this agreement to Apple Hospitality. Prior to March 1, 2014, A10A provided these management services through AFM, which prior to the A7 and A8 mergers was a wholly owned subsidiary of Apple Nine Advisors, Inc. from May 2013 to February 2014 and Apple Six prior to May 2013. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, is payable to Apple Hospitality for these management services.

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $2.5 million, $1.4 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $2.5 million and $1.2 million was paid to Apple Hospitality in 2015 and 2014, pursuant to the subcontract agreement. The increase from 2014 to 2015 was primarily due to the Company reaching the top fee tier under the Advisory Agreement due to improved results of operations.

Cost Sharing Structure

In addition to the fees payable to ASRG and A10A, the Company reimbursed to ASRG or A10A, or paid directly to AFM, or Apple Hospitality, or Apple Six on behalf of ASRG or A10A, approximately $2.8 million, $3.2 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM, Apple Hospitality, and Apple Six through their relationships with ASRG and A10A. Amounts due to Apple Hospitality at December 31, 2015 and 2014 for expense reimbursements totaled approximately $0.2 million and $0.1 million, respectively, and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

From and after the A7 and A8 mergers, Apple Hospitality provides support services through AFM to the Company, A10A and ASRG, and each company has agreed to reimburse Apple Hospitality for its share of services provided by Apple Hospitality. Under this cost sharing structure, amounts allocated to the companies include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company. The allocation of costs is made by management of the companies and is reviewed at least annually by the Compensation Committees of each company. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the personnel compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior personnel. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.

As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of

Index

the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Professional fees

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company have historically been shared as applicable by the Company, the other Apple REIT Entities and their related advisors. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which following the A7 and A8 mergers, include only the Company, its advisors and Apple Hospitality. In addition, the Company and other entities related to the Company have incurred legal fees associated with a previously disclosed lawsuit that was dismissed in March 2015. The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) were approximately $0.8 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively, of which approximately $0.05 million and $0.3 million was allocated to the Company. Costs related to these legal matters were not significant for the year ended December 31, 2015.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2015 and 2014 is a 26% equity investment in Apple Air. As of December 31, 2015, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. Prior to the A7 and A8 mergers, the other members were Apple Seven, Apple Eight and Apple Hospitality. In connection with the A6 Merger, on May 13, 2013, the Company acquired its membership interest in Apple Air from Apple Six for approximately $1.45 million, which approximated fair market value at the time of acquisition based on third party market comparisons. The membership interest includes all rights and obligations previously held by Apple Six under Apple Air’s operating agreement. Also as part of the purchase, the Company agreed to indemnify the buyer of Apple Six for any liabilities related to the membership interest. The Company’s equity investment was approximately $0.6 million and $0.9 million as of December 31, 2015 and 2014, and is included in other assets, net in the Company’s consolidated balance sheets. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2015, 2014 and 2013, the Company recorded a loss of approximately $0.3 million, $0.3 million and $0.2 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Additionally, prior to May 13, 2013, the Company, on occasion, used the Learjet owned by Apple Air for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft for the years ended December 31, 2015, 2014, and 2013 were $0.1 million, $0.2 million and $0.2 million.

Note 7

Shareholders’ Equity

Best-efforts Offering

The Company concluded its best-efforts offering of Units on July 31, 2014 that became effective under its Registration Statement on Form S-11 on January 19, 2011. The Company sold a total of approximately 96.1 million Units for gross proceeds of $1.1 billion under the best-efforts offering. Proceeds net of offering costs were approximately $943.0 million.

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

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (both

Index

discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

 Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2015, the Company has redeemed approximately 7.3 million Units in the amount of $74.5 million, including approximately 2.3 million Units in the amount of $23.1 million, 1.5 million Units in the amount of $15.5 million and 2.0 million Units in the amount of $20.8 million during 2015, 2014 and 2013, respectively. As contemplated in the program, for the January 2013, April 2013 and January 2014 redemptions, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 12% of the requested shares redeemed in the first quarter of 2013, 60% in the second quarter of 2013 and 68% in the first quarter of 2014. For all other scheduled redemption dates for the years ended December 31, 2015, 2014 and 2013, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2014 and 2015:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2014	357,013	242,644	114,369
Second Quarter 2014	479,078	479,078	0
Third Quarter 2014	496,839	496,839	0
Fourth Quarter 2014	296,642	296,642	0
First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0

Distributions

The Company’s annual distribution rate as of December 31, 2015 was $0.825 per common share, payable monthly. For the years ended December 31, 2015, 2014 and 2013, the Company made distributions of $0.825 per common share for a total of $74.3 million, $71.0 million and $59.3 million.

Index

Note 8

Management and Franchise Agreements

Each of the Company’s 55 hotels owned as of December 31, 2015 is operated and managed, under separate management agreements, by affiliates of one of the following companies:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	9
MHH Management, LLC (“McKibbon”)	9
White Lodging Services Corporation (“White Lodging”)	8
Chartwell Hospitality, LLC (“Chartwell”)	5
North Central Hospitality, LLC (“North Central”)	5
Raymond Management Company, Inc. (“Raymond”)	5
Marriott International, Inc. (“Marriott”)	4
Schulte Hospitality Group, Inc. (“Schulte”)	4
Newport Hospitality Group, Inc. (“Newport”)	2
Texas Western Management Partners, LP (“Western”)	2
Stonebridge Realty Advisors, Inc. (“Stonebridge”)	1
Vista Host, Inc. (“Vista Host”)	1
Total	55

The management agreements generally provide for initial terms ranging from one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2015, 2014 and 2013 the Company incurred approximately $9.1 million, $7.0 million and $5.0 million in management fees, respectively. Effective January 1, 2016, the Company modified its management fee structure for approximately 50% of the Company’s hotels. Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements. The change is not anticipated to significantly impact total management fees for the Company.

Four of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 20 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, and other similar fees based on room revenues. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $11.3 million, $9.8 million and $6.7 million, respectively in franchise royalty fees.

Index

Note 9

Lease Commitments

In connection with the acquisition of four hotels, the Company assumed three land leases. The Company’s leases have remaining terms of 26, 47, and 85 years, excluding any option periods to extend the initial term. The Company has the option to extend the term of the lease with 26 years remaining beyond its initial term four times for 30 years each renewal period, and no renewal options on the other leases. All of the leases are subject to an annual base rental payment with defined escalations over the life of the lease. The leases are classified as operating leases and rental expense is recognized on a straight-line basis over the remaining term of the respective lease. The aggregate amounts of the estimated minimum lease payments pertaining to these leases, for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

2016	$409
2017	409
2018	435
2019	440
2020	440
Thereafter	60,099
Total	$62,232

In connection with the acquisition of the South Bend, Indiana Fairfield Inn & Suites hotel in November 2011, the land on which the hotel resides was conveyed to the Company with an indefinite term (“Vesting Deed”). Under the terms of the Vesting Deed, the Company is required to pay to the University of Notre Dame (“University”) an amount equal to 3.25% of the hotel’s room revenues. The Vesting Deed also grants the University various rights related to the property, including the right to approve changes to the use of the property and approve potential purchasers of the property. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $0.9 million, $0.4 million and $0.3 million in ground lease expense related to the five hotels noted above, which is included in property taxes, insurance and other expense in the consolidated statements of operations.

Note 10

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single reportable segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 11

Hotel Contract Commitment

As of December 31, 2015, the Company had an outstanding contract for the potential purchase of a Homewood Suites hotel under construction in Cape Canaveral, Florida for a purchase price of approximately $25.2 million. This hotel is expected to contain 153 guest rooms. It is anticipated that construction of the hotel will be completed and the hotel will open for business in the spring of 2016, at which time closing on this hotel is expected to occur. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract. If the seller does meet all the conditions to closing, the Company is obligated to specifically perform under the contract. At this time, the seller has not met all of the conditions to closing. The Company intends to use borrowings under its credit facility to purchase the hotel if a closing occurs.

Index

Note 12

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2015 and 2014. Income per share for the four quarters in 2014 is non-additive in comparison to income per share for the year ended December 31, 2014 due to the timing and size of the Company’s Unit issuances.

2015 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$60,397	$70,057	$69,280	$62,361
Net income	$9,330	$15,446	$14,463	$8,549
Basic and diluted net income per common share	$0.10	$0.17	$0.16	$0.10
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

2014 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$50,464	$59,330	$56,791	$52,969
Net income	$9,408	$14,849	$13,511	$8,227
Basic and diluted net income per common share	$0.12	$0.18	$0.15	$0.09
Distributions declared and paid per common share	$0.206	$0.206	$0.206	$0.206

Note 13

Subsequent Events

In both January and February 2016, the Company declared and paid approximately $6.1 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In January 2016, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.0 million, representing 100% of the requested Unit redemptions.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2016 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2016 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2016 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2016 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2016 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Ten, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2015
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
				Land/Land	Bldg./	Bldg.	Total
				Improvements	FF&E	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	(1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Huntsville	AL	Hampton Inn & Suites	$0	$713	$10,637	$25	$11,375	$(1,170)	2013	Mar-13	3 - 39 yrs.	98
Huntsville	AL	Home2 Suites	0	538	8,382	2	8,922	(916)	2013	Mar-13	3 - 39 yrs.	77
Mobile	AL	Hampton Inn & Suites	0	0	11,525	1,068	12,593	(2,059)	2006	Jun-11	3 - 39 yrs.	101
Phoenix	AZ	Courtyard	0	1,382	9,488	1,461	12,331	(1,074)	2008	Jul-13	3 - 39 yrs.	127
Phoenix	AZ	Hampton Inn & Suites	0	0	8,474	1,238	9,712	(1,051)	2008	Jul-13	3 - 39 yrs.	125
Phoenix	AZ	Homewood Suites	0	0	11,813	1,762	13,575	(1,391)	2008	Jul-13	3 - 39 yrs.	134
Scottsdale	AZ	Hilton Garden Inn	9,811	2,089	14,291	1,593	17,973	(2,521)	2005	Oct-11	3 - 39 yrs.	122
Oceanside	CA	Courtyard	13,810	3,198	27,252	92	30,542	(3,636)	2011	Nov-11	3 - 39 yrs.	142
San Juan Capistrano	CA	Residence Inn	16,417	0	23,960	48	24,008	(475)	2012	Jun-15	3 - 39 yrs.	130
Tustin	CA	Fairfield Inn & Suites	0	4,080	26,616	12	30,708	(789)	2013	Feb-15	3 - 39 yrs.	145
Tustin	CA	Residence Inn	0	5,438	36,991	29	42,458	(1,106)	2013	Feb-15	3 - 39 yrs.	149
Colorado Springs	CO	Hampton Inn & Suites	8,002	1,099	11,450	1,243	13,792	(897)	2008	Nov-13	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	34,627	5,240	53,264	3,254	61,758	(8,348)	2007	Mar-11	3 - 39 yrs.	221
Boca Raton	FL	Hilton Garden Inn	0	2,144	8,836	2,795	13,775	(1,832)	2002	Jul-12	3 - 39 yrs.	149
Fort Lauderdale	FL	Residence Inn	0	2,487	20,611	4	23,102	(981)	2014	Oct-14	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	0	860	11,720	1,437	14,017	(2,313)	2007	Jun-11	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	12,216	1,152	13,463	1,648	16,263	(2,290)	2005	Jan-12	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0	1,003	10,547	745	12,295	(1,623)	2008	Jun-11	3 - 39 yrs.	97
Tallahassee	FL	Fairfield Inn & Suites	0	1,098	8,116	33	9,247	(1,275)	2011	Dec-11	3 - 39 yrs.	97
Cedar Rapids	IA	Hampton Inn & Suites	0	784	12,282	837	13,903	(1,954)	2009	Jun-11	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0	868	12,194	67	13,129	(2,027)	2010	Jun-11	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0	1,107	11,964	1,318	14,389	(1,840)	2007	Jul-11	3 - 39 yrs.	103
Des Plaines	IL	Hilton Garden Inn	19,142	2,792	33,604	2,477	38,873	(5,419)	2005	Sep-11	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	0	1,474	8,507	2,539	12,520	(2,552)	2000	Jun-11	3 - 39 yrs.	184
Rosemont	IL	Hampton Inn & Suites	0	2,384	23,166	31	25,581	(214)	2015	Oct-15	3 - 39 yrs.	158
Skokie	IL	Hampton Inn & Suites	17,700	2,176	29,945	531	32,652	(4,004)	2000	Dec-11	3 - 39 yrs.	225
Merrillville	IN	Hilton Garden Inn	0	1,414	13,438	2,154	17,006	(2,735)	2008	Sep-11	3 - 39 yrs.	124
South Bend	IN	Fairfield Inn & Suites	0	1,100	16,450	52	17,602	(2,254)	2010	Nov-11	3 - 39 yrs.	119
Maple Grove	MN	Hilton Garden Inn	0	1,693	11,105	495	13,293	(1,017)	2003	Jul-13	3 - 39 yrs.	120
Charlotte	NC	Fairfield Inn & Suites	0	1,377	8,673	59	10,109	(1,557)	2010	Mar-11	3 - 39 yrs.	94
Jacksonville	NC	Home2 Suites	0	788	11,217	18	12,023	(1,604)	2012	May-12	3 - 39 yrs.	105
Winston-Salem	NC	Hampton Inn & Suites	0	1,440	9,610	31	11,081	(1,683)	2010	Mar-11	3 - 39 yrs.	94
Omaha	NE	Hampton Inn & Suites	0	3,082	16,828	1,337	21,247	(1,385)	2007	Jul-13	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	22,939	1,397	28,655	3,058	33,110	(4,818)	2001	Sep-11	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	0	3,396	14,364	1,881	19,641	(1,275)	2008	Jul-13	3 - 39 yrs.	123
Mason	OH	Hilton Garden Inn	0	1,183	13,722	102	15,007	(2,169)	2010	Sep-11	3 - 39 yrs.	110
Oklahoma City	OK	Hilton Garden Inn	0	1,324	25,214	(20)	26,518	(1,836)	2014	Jan-14	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	0	854	16,284	(13)	17,125	(1,163)	2014	Jan-14	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	0	878	10,752	1,472	13,102	(1,103)	2008	Jul-13	3 - 39 yrs.	90
Charleston	SC	Home2 Suites	0	914	12,994	99	14,007	(2,142)	2011	Nov-11	3 - 39 yrs.	122
Columbia	SC	TownePlace Suites	0	613	9,937	165	10,715	(1,560)	2009	Mar-11	3 - 39 yrs.	91
Franklin	TN	Courtyard	14,824	1,335	25,957	994	28,286	(1,643)	2008	Nov-13	3 - 39 yrs.	126
Franklin	TN	Residence Inn	14,824	1,314	25,977	47	27,338	(1,657)	2009	Nov-13	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	10,630	1,069	14,948	1,410	17,427	(2,659)	2005	Jul-11	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0	884	13,738	968	15,590	(2,341)	2006	Jun-11	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	0	700	8,081	130	8,911	(1,275)	2003	Aug-11	3 - 39 yrs.	98
Nashville	TN	TownePlace Suites	0	705	9,062	41	9,808	(1,412)	2012	Jan-12	3 - 39 yrs.	101
Austin/Round Rock	TX	Homewood Suites	0	2,817	12,743	52	15,612	(2,125)	2010	Oct-11	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	0	1,985	23,495	472	25,952	(1,734)	2013	Dec-13	3 - 39 yrs.	130
Denton	TX	Homewood Suites	0	1,091	10,339	1,190	12,620	(989)	2009	Jul-13	3 - 39 yrs.	107
Houston	TX	Courtyard	0	1,263	13,090	31	14,384	(1,795)	2012	Jul-12	3 - 39 yrs.	124
Houston	TX	Residence Inn	0	1,080	16,995	33	18,108	(1,624)	2012	Jun-13	3 - 39 yrs.	120
Shenandoah	TX	Courtyard	0	2,190	13,313	3	15,506	(602)	2014	Nov-14	3 - 39 yrs.	124
Fairfax	VA	Marriott	0	6,743	27,313	9,110	43,166	(3,865)	1984	Mar-13	3 - 39 yrs.	316
Richmond	VA	SpringHill Suites	0	1,088	9,963	1,085	12,136	(1,739)	2008	Jun-11	3 - 39 yrs.	103
Other			0	0	0	19	19	(7)
			$194,942	$89,823	$903,355	$52,764	$1,045,942	$(107,525)				7,056

(1)    Land is owned fee simple unless cost is $0, in which case the property is subject to a ground lease.
(2)    The aggregate cost of real estate for federal income tax purposes is approximately $1.1 billion at December 31, 2015 (unaudited).

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2015
(dollars in thousands)

Real estate owned:	2015	2014	2013
Balance as of January 1	$911,138	$807,655	$528,493
Acquisitions	122,234	82,656	270,244
Improvements	12,570	20,827	8,918
Balance at December 31	$1,045,942	$911,138	$807,655

Accumulated depreciation:	2015	2014	2013
Balance as of January 1	$(72,106)	$(43,076)	$(21,804)
Depreciation expense	(35,419)	(29,030)	(21,272)
Balance at December 31	$(107,525)	$(72,106)	$(43,076)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ Glade M. Knight	Date: March 4, 2016
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 4, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 4, 2016
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 4, 2016
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ David J. Adams	Date: March 4, 2016
David J. Adams, Director

By:	/s/ Kent W. Colton	Date: March 4, 2016
Kent W. Colton, Director

By:	/s/ R. Garnett Hall, Jr.	Date: March 4, 2016
R. Garnett Hall, Jr., Director

By:	/s/ Anthony Francis Keating, III	Date: March 4, 2016
Anthony Francis Keating, III, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2
Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.1
Advisory Agreement between the Company and Apple Ten Advisors, Inc., as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.2
Property Acquisition/Disposition Agreement between the Company and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 3 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.3*
Apple REIT Ten, Inc. 2010 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-168971) filed May 6, 2011)

10.4
Credit Agreement dated as of July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.67 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed July 31, 2013)

10.5
First Amendment dated October 3, 2013 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.68 to the Company’s quarterly report on Form 10-Q (SEC File No. 000-54651) filed May 8, 2014)

10.6
Second Amendment dated July 2, 2015 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.69 to the Company’s quarterly report on Form 10-Q (SEC File No. 000-54651) filed August 6, 2015)

21.1	Subsidiaries of the Company (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101
The following materials from Apple REIT Ten, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________
* Denotes Compensation Plan.