Form 10-Q
period 2016-03-31
Apple REIT Ten, Inc.
filed 2016-05-06
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s common shares outstanding as of May 1, 2016: 87,563,704

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple REIT Ten, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $116,854 and $107,525, respectively	$930,649	$938,417
Restricted cash-furniture, fixtures and other escrows	13,205	13,412
Due from third party managers, net	12,824	7,329
Other assets, net	8,722	9,227
Total Assets	$965,400	$968,385

Liabilities
Revolving credit facility	$44,700	$30,400
Mortgage debt	195,843	196,887
Accounts payable and other liabilities	11,301	13,352
Total Liabilities	251,844	240,639

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 88,202,564 and 88,785,416 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 88,202,564 and 88,785,416 shares, respectively	862,847	868,852
Distributions greater than net income	(149,339)	(141,154)
Total Shareholders' Equity	713,556	727,746

Total Liabilities and Shareholders' Equity	$965,400	$968,385

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Room	$60,448	$55,737
Other	5,032	4,660
Total revenue	65,480	60,397

Expenses:
Operating	15,872	14,633
Hotel administrative	5,501	5,006
Sales and marketing	5,414	4,953
Utilities	2,003	2,103
Repair and maintenance	2,418	2,146
Franchise fees	2,808	2,680
Management fees	2,500	2,315
Property taxes, insurance and other	4,337	3,945
Ground lease	311	85
General and administrative	1,846	1,489
Transaction costs	282	1,580
Depreciation	9,329	8,389
Total expenses	52,621	49,324

Operating income	12,859	11,073

Interest and other expense, net	(2,756)	(1,684)

Income before income taxes	10,103	9,389

Income tax expense	(56)	(59)

Net income	$10,047	$9,330

Basic and diluted net income per common share	$0.11	$0.10
Weighted average common shares outstanding - basic and diluted	88,324	90,702

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,047	$9,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,329	8,389
Other non-cash expenses, net	140	55
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,495)	(6,383)
Decrease in other assets, net	1,492	751
Decrease in accounts payable and other liabilities	(720)	(1,136)
Net cash provided by operating activities	14,793	11,006

Cash flows from investing activities:
Acquisition of hotel properties, net	0	(73,221)
Deposits and other disbursements for potential acquisitions	(150)	(100)
Capital improvements	(3,063)	(6,355)
Decrease (increase) in capital improvement reserves	(713)	351
Net cash used in investing activities	(3,926)	(79,325)

Cash flows from financing activities:
Redemptions of Units	(5,985)	(4,387)
Distributions paid to common shareholders	(18,232)	(18,718)
Net proceeds from credit facility	14,300	45,700
Payments of mortgage debt	(950)	(579)
Financing costs	0	(38)
Net cash provided by (used in) financing activities	(10,867)	21,978

Decrease in cash and cash equivalents	0	(46,341)

Cash and cash equivalents, beginning of period	0	46,341

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$2,861	$1,908

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company concluded its best-efforts offering on July 31, 2014. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in a potential variable interest entity through its purchase commitment, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of this entity, and therefore does not consolidate the entity. As of March 31, 2016, the Company owned 55 hotels located in 17 states with an aggregate of 7,056 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016.

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

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2016 and 2015. As a result, basic and diluted net income per common share were the same. Series B convertible preferred shares are not included in net income per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Investment in Real Estate

The Company’s total investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Land	$89,823	$89,823
Building and Improvements	872,377	871,454
Furniture, Fixtures and Equipment	81,621	80,983
Franchise Fees	3,682	3,682
	1,047,503	1,045,942
Less Accumulated Depreciation	(116,854)	(107,525)
Investment in Real Estate, net	$930,649	$938,417

The Company did not acquire any hotels during the three months ended March 31, 2016.  As of March 31, 2016, the Company owned 55 hotels with an aggregate of 7,056 rooms, located in 17 states.

As of March 31, 2016, the Company had an outstanding contract for the purchase of a 153-room Homewood Suites hotel under construction in Cape Canaveral, Florida for a purchase price of approximately $25.2 million. Construction of the hotel was completed and the hotel opened for business in April 2016. The Company closed on the purchase of the hotel on April 29, 2016. The Company used borrowings under its credit facility to purchase the hotel.

3.  Credit Facility

At March 31, 2016, the outstanding balance on the Company’s $100 million revolving credit facility was $44.7 million, increasing from $30.4 million outstanding at December 31, 2015. The annual interest rate at March 31, 2016 was approximately 2.29%. In April 2016, the credit agreement was amended to increase the amount of the facility to $150 million. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The maturity date is July 2017, the annual interest rate is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, and the annual unused facility fee is 0.20% or 0.30% on the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2018.

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution limits. The Company was in compliance with each of the applicable covenants at March 31, 2016. Effective 2016, distributions are limited to 100% of Funds From Operations (as defined in the credit agreement).

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2016, the carrying value and estimated fair value of the Company’s debt was $240.5 million and $238.4 million, respectively. As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt was $227.3 million and $225.6 million, respectively. Both the carrying value and estimated fair value of the Company’s debt as discussed above is net of unamortized debt issuance costs related to mortgage debt for each respective year. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. As of March 31, 2016, there have been no changes to the contracts and relationships discussed in the Company’s 2015 Annual Report on Form 10-K. Below is a summary of the related party relationships in effect and transactions that occurred during the three months ended March 31, 2016 and 2015. Also see Note 7 for a discussion of the potential merger with Apple Hospitality REIT, Inc. (“Apple Hospitality”).

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is currently Executive Chairman of Apple Hospitality.  Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), and A10A are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Justin G. Knight, the Company’s President, also serves as President and Chief Executive Officer of Apple Hospitality and is a member of the Board of Directors of Apple Hospitality.

The Company is externally managed and does not have any employees. ARG provides the Company with property acquisition and disposition services. Its advisor, A10A, provides the Company with its day-to-day management services. The Company pays fees and reimburses certain expenses to A10A and ARG for these services. A10A has subcontracted its obligations to Apple Hospitality, which provides to the Company the advisory services contemplated under the A10A advisory agreement (“Advisory Agreement”) and Apple Hospitality receives the fees and expense reimbursements payable under the Advisory Agreement from the Company.  The subcontract agreement has no impact on the Company’s Advisory Agreement with A10A.

ARG Agreement

The Company has a contract with ARG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ARG for these services. As of March 31, 2016, payments to ARG for fees under the terms of this contract have totaled approximately $19.9 million since inception. No fees were incurred during the three months ended March 31, 2016. The Company incurred fees of $1.5 million for the three months ended March 31, 2015, which is included in transaction costs in the Company’s consolidated statements of operations.

A10A Agreement

Under the Advisory Agreement, A10A provides management services to the Company. As discussed above, A10A subcontracts its obligations under this agreement to Apple Hospitality. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, is payable to Apple Hospitality for these management services.

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $0.6 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The increase in the first three months of 2016 was primarily due to the Company reaching the top fee tier under its advisory agreement in the second quarter of 2015 due to improved results of operations.

Advisors Cost Sharing Structure

In addition to the fees payable to ARG and A10A, the Company reimbursed to ARG or A10A, or paid directly to Apple Hospitality on behalf of ARG or A10A, approximately $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by Apple Hospitality through its relationships with ARG and A10A. As of March 31, 2016 and December 31, 2015, total amounts due to Apple Hospitality for reimbursements under the cost sharing structure totaled approximately $0.1 million and $0.2 million, respectively, and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Index

As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, ARG or A10A may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of March 31, 2016 and December 31, 2015 is a 26% equity investment in Apple Air. As of March 31, 2016, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $0.8 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively, and is included in other assets, net in the Company’s consolidated balance sheets. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2016 and 2015, the Company recorded a loss of approximately $0.1 million for each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft was not significant during the reporting periods.

6.  Shareholders’ Equity

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As discussed in Note 7, in April 2016, the Company announced the suspension of its Unit Redemption Program effective after the planned April 2016 redemptions.

Since the inception of the program through March 31, 2016, the Company has redeemed approximately 7.9 million Units in the amount of $80.4 million, including approximately 0.6 million Units in the amount of $6.0 million and 0.4 million Units in the amount of $4.4 million during the three months ended March 31, 2016 and 2015. The following is a summary of the Unit redemptions during 2015 and the first three months of 2016:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0
First Quarter 2016	582,852	582,852	0

Distributions

The Company’s annual distribution rate as of March 31, 2016 was $0.825 per common share, payable monthly. For the three months ended March 31, 2016 and 2015, the Company made distributions of $0.20625 per common share for a total of $18.2 million and $18.7 million.

Index

7.  Subsequent Events

In April 2016, the Company declared and paid approximately $6.1 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2016, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.8 million, representing 39% of the requested Unit redemptions. Redemptions were made on a pro rata basis due to the 3% limitation discussed in Note 6.

On April 13, 2016, the Company entered into a definitive merger agreement with Apple Hospitality, pursuant to which the Company would merge into a wholly-owned subsidiary of Apple Hospitality (the “Acquisition Sub”). Under the merger agreement, each outstanding Unit of the Company (other than those with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn under Virginia law) would be converted into the right to receive $1.00 in cash and 0.522 shares of Apple Hospitality’s common shares, and each Series B convertible preferred share of the Company would be converted into the right to receive (i) a number of common shares of Apple Hospitality equal to 12.11423 multiplied by 0.522 and (ii) an amount equal to 12.11423 multiplied by $1.00 in cash. Also, under the merger agreement, Apple Hospitality would assume all of the Company’s assets and liabilities at closing. The merger agreement provides the Company with a 45-day “go-shop period” (expiring at 11:59 pm on May 28, 2016), during which the Company and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. The merger is subject to shareholder approval by each of the companies and to other customary closing conditions. As a result, there is no assurance that the merger will occur.

In accordance with the merger agreement, the Company suspended its Unit Redemption Program effective after the April 2016 redemptions and will continue the suspension until the merger agreement is terminated or the merger is completed.

On April 29, 2016, the Company closed on the purchase of a newly constructed 153-room Homewood Suites hotel in Cape Canaveral, Florida that opened for business in April 2016. The gross purchase price was $25.2 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company and Apple Hospitality REIT, Inc. (“Apple Hospitality”) to obtain the required shareholder or other third-party approvals to consummate the proposed merger, under which the Company would be merged with and into a wholly-owned subsidiary of Apple Hospitality; the satisfaction or waiver of other conditions in the merger agreement governing the merger between the Company and Apple Hospitality; the risk that the merger or the other transactions contemplated by the merger agreement may not be completed in the time frame expected by the parties or at all; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; future litigation, including any legal proceedings that may be instituted against the Company, Apple Hospitality and others related to the merger agreement; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering. As of March 31, 2016, the Company owned 55 hotels, all of which operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company.

Index

Hotels Owned

As of March 31, 2016, the Company owned 55 hotels with an aggregate of 7,056 rooms located in 17 states.  The following tables summarize the number of hotels and rooms by brand and state:

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

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 55 hotels the Company owned as of March 31, 2016. All dollar amounts are in thousands.

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

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year. Although economic conditions in the United States have been generally favorable, there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company, on a comparable basis (as defined below), and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015. Based on recent revenue trends, the anticipated revenue growth rates for 2016 are lower than the growth achieved in 2015.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

As of March 31, 2016, the Company owned 55 hotels with 7,056 rooms as compared to 53 hotels with a total of 6,762 rooms as of March 31, 2015.  Results of operations are included only for the period of ownership for hotels acquired during the current reporting period and prior year.  No hotels were acquired during the three months ended March 31, 2016. During 2015, the Company acquired one new and three existing hotels (between February 1, 2015 and October 31, 2015).

The following is a summary of the results from operations of the Company’s hotels owned as of March 31, 2016 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change

Total revenue	$65,480	100.0%	$60,397	100.0%	8.4%
Hotel operating expense	36,516	55.8%	33,836	56.0%	7.9%
Property taxes, insurance and other expense	4,337	6.6%	3,945	6.5%	9.9%
Ground lease expense	311	0.5%	85	0.1%	265.9%
General and administrative expense	1,846	2.8%	1,489	2.5%	24.0%

Transaction costs	282		1,580
Depreciation expense	9,329		8,389
Interest and other expense, net	2,756		1,684
Income tax expense	56		59

Number of hotels	55		53		3.8%
ADR	$131.00		$128.60		1.9%
Occupancy	71.9%		72.4%		-0.7%
RevPAR	$94.14		$93.16		1.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Economic indicators in the United States have generally been favorable, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income for its comparable hotels (as defined below) improved during the three months ended March 31, 2016 as compared to the same period in 2015. The Company expects continued improvement in revenue and operating income for the remainder of 2016 as compared to 2015. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended March 31, 2016 and 2015, the Company had total revenue of approximately $65.5 million and $60.4 million. This revenue reflects hotel operations for the 55 hotels acquired through March 31, 2016 for their respective periods of ownership by the Company. For the three months ended March 31, 2016 and 2015, the hotels achieved combined average occupancy of 71.9% and 72.4%, ADR of $131.00 and $128.60 and RevPAR of $94.14 and $93.16. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The Company defines metrics from comparable hotels as results generated by the 55 hotels owned as of the end of the reporting period (“comparable hotels”), including results  for periods prior to the Company’s ownership for hotels acquired during the period. During the first quarter of 2016, the Company experienced a slight increase in ADR for its comparable hotels of 1.3% as compared to the first quarter of 2015, while demand during this same period was down by 1.1% as compared to the same period in 2015. The Company’s results were slightly below industry averages due to the performance of certain markets. The Chicago, Illinois; Knoxville, Tennessee; and Phoenix, Arizona markets were below industry averages. Additionally, the Company’s Rosemont, Illinois Hampton Inn & Suites, which opened in October 2015, is working to establish itself in its market and therefore produced below average RevPAR for the quarter. The Company anticipates that these markets will improve over the remainder of the year and the Company’s overall RevPAR growth for the year will approximate industry averages. Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with expected overall room rate improvement combined with stable overall demand, the Company and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015 for comparable hotels. Based on recent revenue trends, the anticipated revenue growth rates for 2016 are lower than the growth achieved in 2015. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expense relates to the 55 hotels acquired through March 31, 2016 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2016 and 2015, hotel operating expense totaled approximately $36.5 million and $33.8 million, or 55.8% and 56.0% of total revenue for each respective period. Overall, hotel operating expenses for the first quarter of 2016 reflect the impact of an increase in revenues and the Company’s effort to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and therefore decline as a percentage of revenue as revenue increases.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. To date, only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward. Additionally, labor costs could be impacted in certain markets due to lower unemployment rates. With less qualified available labor the cost could increase. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended March 31, 2016 and 2015 totaled approximately $4.3 million and $3.9 million, or 6.6% and 6.5% of total revenue for each respective period. Taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases due to successful appeals of tax assessments for certain locations. Additionally, the Company’s four acquisitions since January 1, 2015 have been in localities with above average property tax assessments and insurance rates. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2016. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.

Ground lease expense for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.1 million. Ground lease expense primarily represents the expense incurred by the Company to lease land for four of its hotel properties. The Company assumed a land lease in the second quarter of 2015 in connection with the acquisition of the San Juan Capistrano, California Residence Inn, which resulted in the increase in ground lease expense during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Index

General and administrative expense for the three months ended March 31, 2016 and 2015 totaled approximately $1.8 million and $1.5 million, or 2.8% and 2.5% of total revenue for each respective period. The principal components of general and administrative expense are advisory fees, staffing and related reimbursable costs, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense. The increase in general and administrative expense was driven primarily by increased advisory fees as the Company reached the top fee tier under its advisory agreement in the second quarter of 2015 due to improved results of operations.

Transaction costs for the three months ended March 31, 2016 and 2015 were approximately $0.3 million and $1.6 million. Transaction costs for the three months ended March 31, 2016 consist primarily of costs related to the potential merger with Apple Hospitality totaling approximately $0.2 million as well as acquisition related costs. Transaction costs for the three months ended March 31, 2015 consist primarily of costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”). The decrease in transaction costs is due to no acquisitions being made in the first three months of 2016 compared to the acquisition of two hotels with a total purchase price of $73.8 million in the first three months of 2015.

Depreciation expense for the three months ended March 31, 2016 and 2015 totaled approximately $9.3 million and $8.4 million. Depreciation expense represents expense of the Company’s 55 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned. The increase was due to the increase in the number of properties owned as a result of the acquisition of four hotels in 2015 and renovations completed throughout 2015 and 2016.

Interest and other expense, net for the three months ended March 31, 2016 and 2015 totaled approximately $2.8 million and $1.7 million, respectively, and is net of approximately $0.1 million and $0.3 million of interest capitalized associated with renovation projects. The increase in interest expense for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to an increase in average debt levels as a result of the acquisition of four hotels from February 2015 to October 2015 and shareholder redemptions.

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

Liquidity and Capital Resources

Capital Resources

The Company’s revolving credit facility and cash flow generated from operations are its primary resources of capital. The amount of the facility at March 31, 2016 was $100 million and was increased to $150 million in April 2016. The revolving credit facility matures in July 2017. The credit facility is utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The annual interest rate on outstanding borrowings under the facility is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. At March 31, 2016 the outstanding balance on the Company’s revolving credit facility was $44.7 million, increasing from $30.4 million outstanding at December 31, 2015. The annual interest rate at March 31, 2016 was approximately 2.29%.

Index

The credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution limits. The Company was in compliance with each of the applicable covenants at March 31, 2016. Effective 2016, distributions are limited to 100% of Funds From Operations (as defined in the credit agreement).

Capital Uses

In addition to its currently available capital resources discussed above, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to use borrowings under its credit facility to purchase the hotel currently under contract if a closing occurs and to repay mortgage loans maturing during the next 12 months.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2016 totaled approximately $18.2 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s net cash generated from operations was approximately $14.8 million. A portion of the distributions paid through March 31, 2016 have been funded by borrowings under the Company’s revolving credit facility. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, as it has done historically, due to seasonality, the Company may require the use of debt in addition to cash from operations. Since a portion of distributions have been funded with borrowings under its revolving credit facility, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties already acquired or that will be acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As discussed below in the section titled “Subsequent Events,” in April 2016, the Company announced the suspension of its Unit Redemption Program effective after the planned April 2016 redemptions.

Since the inception of the program through March 31, 2016, the Company has redeemed a total of approximately 7.9 million Units in the amount of $80.4 million. During the first three months of 2016 and 2015, the Company redeemed approximately 0.6 million Units in the amount of $6.0 million and 0.4 million Units in the amount of $4.4 million.

Index

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2016, the Company held approximately $11.1 million in reserve related to these properties. During the three months ended March 31, 2016, the Company invested approximately $1.6 million in capital expenditures and anticipates spending an additional $8 million to $11 million during the remainder of 2016 on properties owned at March 31, 2016. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitment

As of March 31, 2016, the Company had an outstanding contract for the purchase of a 153-room Homewood Suites hotel under construction in Cape Canaveral, Florida for a purchase price of approximately $25.2 million. Construction of the hotel was completed and the hotel opened for business in April 2016. The Company closed on the purchase of the hotel on April 29, 2016. The Company used borrowings under its credit facility to purchase the hotel.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 5 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from Apple Hospitality. To efficiently manage cash disbursements, the Company, Apple Hospitality, Apple Ten Advisors, Inc. or ARG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

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

Index

Subsequent Events

In April 2016, the Company declared and paid approximately $6.1 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

In April 2016, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 0.6 million Units in the amount of $6.8 million, representing 39% of the requested Unit redemptions. Redemptions were made on a pro rata basis due to the 3% limitation discussed in Note 6 titled “Shareholders’ Equity” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

On April 13, 2016, the Company entered into a definitive merger agreement with Apple Hospitality, pursuant to which the Company would merge into a wholly-owned subsidiary of Apple Hospitality (the “Acquisition Sub”). Under the merger agreement, each outstanding Unit of the Company (other than those with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn under Virginia law) would be converted into the right to receive $1.00 in cash and 0.522 shares of Apple Hospitality’s common shares, and each Series B convertible preferred share of the Company would be converted into the right to receive (i) a number of common shares of Apple Hospitality equal to 12.11423 multiplied by 0.522 and (ii) an amount equal to 12.11423 multiplied by $1.00 in cash. Also, under the merger agreement, Apple Hospitality would assume all of the Company’s assets and liabilities at closing. The merger agreement provides the Company with a 45-day “go-shop period” (expiring at 11:59 pm on May 28, 2016), during which the Company and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. The merger is subject to shareholder approval by each of the companies and to other customary closing conditions. As a result, there is no assurance that the merger will occur.

In accordance with the merger agreement, the Company suspended its Unit Redemption Program effective after the April 2016 redemptions and will continue the suspension until the merger agreement is terminated or the merger is completed.

On April 29, 2016, the Company closed on the purchase of a newly constructed 153-room Homewood Suites hotel in Cape Canaveral, Florida that opened for business in April 2016. The gross purchase price was $25.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at March 31, 2016, of $44.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.4 million, all other factors remaining the same. The Company’s cash balance at March 31, 2016 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), in addition to the other information contained in this report, including the introduction of Part I, Item 2, of this Quarterly Report on Form 10-Q regarding forward-looking statements herein.  All of these risk factors may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to shareholders.  In addition to the risks identified in the 2015 Form 10-K, the Company is also subject to the following additional risks:

The merger and related transactions are subject to approval by shareholders of both the Company and Apple Hospitality REIT, Inc. (“Apple Hospitality”).

The pending merger involving the Company and Apple Hospitality (the “merger”) cannot be completed unless (i) the Company’s shareholders approve the merger and the other transactions contemplated by the merger agreement (the “Merger Agreement”) by the affirmative vote of the holders of at least a majority of the Company’s issued and outstanding common shares, Series A preferred shares and Series B convertible preferred shares (each voting as a separate voting group), and (ii) Apple Hospitality’s shareholders approve the issuance of Apple Hospitality’s common shares proposed to be issued in the merger by the affirmative vote of a majority of the votes cast. If shareholder approval is not obtained by the shareholders of either company, the merger and related transactions cannot be completed.

The merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the merger or adversely impact the Company’s ability to complete the transactions.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions. While it is currently anticipated that the merger will be completed promptly following the shareholder meetings to be called to approve the merger, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, the Company cannot provide any assurances with respect to the timing of the closing of the merger, whether the merger will be completed at all and when the Company’s shareholders would receive the merger consideration, if at all.

The merger may not be completed, which could adversely affect the value of the Units and business of the Company.

Completion of the merger is subject to the satisfaction of various conditions, including approval by Apple Hospitality’s shareholders of the issuance of Apple Hospitality’s common shares proposed to be issued in the merger and approval by the Company’s shareholders of the merger, limits on the number of Apple Hospitality’s common shares issuable with respect to dissenters’ rights and the other conditions described in the Merger Agreement. The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed, the Company may be subject to several risks, including the following:

•	its management’s and employees’ attention to day-to-day business and operational matters may be diverted;

•
it would still be required to pay significant transaction costs related to the merger, including legal, financial advisor, printing, mailing and accounting fees, and under certain circumstances could be required to pay Apple Hospitality a termination fee of $25 million; and

•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

If the merger is not completed, these risks could materially affect the Company’s business and financial results and the value of its Units.

If the merger is not consummated by August 31, 2016 (unless extended under certain circumstances), either of the Company or Apple Hospitality may terminate the Merger Agreement.

The Company or Apple Hospitality may terminate the Merger Agreement under certain circumstances, including if the merger has not been consummated by August 31, 2016, subject to extension to November 30, 2016 in certain circumstances, if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or the failure to obtain receipt of shareholder approval from either the Company’s shareholders or Apple Hospitality shareholders.

Index

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As disclosed in Note 7 titled “Subsequent Events” in Part I, Item 1, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, in April 2016, the Company announced the suspension of its Unit Redemption Program effective after the planned April 2016 redemptions.

Since the inception of the program through March 31, 2016, the Company has redeemed approximately 7.9 million Units in the amount of $80.4 million, including approximately 0.6 million Units in the amount of $6.0 million and 0.4 million Units in the amount of $4.4 million during the three months ended March 31, 2016 and 2015. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 included in the Company’s interim Consolidated Financial Statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2015 and the first three months of 2016:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0
First Quarter 2016	582,852	582,852	0

The following is a summary of redemptions during the first quarter of 2016 (no redemptions occurred in February and March of 2016).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2016	582,852	$10.27	582,852		(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of April 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2
Bylaws of the Company, as amended.  (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.7
Voting Agreement, dated as of April 13, 2016, by and among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

10.8
Termination Agreement, dated as of April 13, 2016, by and among Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Ten, Inc. and Apple Hospitality REIT, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

10.9	Third Amendment dated April 8, 2016 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ Glade M. Knight	Date: May 6, 2016
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 6, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)