Form 10-Q
period 2016-06-30
Apple REIT Ten, Inc.
filed 2016-08-09
CIK 1498864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of registrant’s common shares outstanding as of August 1, 2016: 87,558,918

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

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Apple REIT Ten, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $126,446 and $107,525, respectively	$947,813	$938,417
Restricted cash-furniture, fixtures and other escrows	11,416	13,412
Due from third party managers, net	14,283	7,329
Other assets, net	8,003	9,227
Total Assets	$981,515	$968,385

Liabilities
Revolving credit facility	$105,200	$30,400
Mortgage debt	158,401	196,887
Accounts payable and other liabilities	14,280	13,352
Total Liabilities	277,881	240,639

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 87,558,918 and 88,785,416 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 87,558,918 and 88,785,416 shares, respectively	856,098	868,852
Distributions greater than net income	(152,512)	(141,154)
Total Shareholders' Equity	703,634	727,746

Total Liabilities and Shareholders' Equity	$981,515	$968,385

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Room	$70,470	$64,666	$130,918	$120,403
Other	5,763	5,391	10,795	10,051
Total revenue	76,233	70,057	141,713	130,454

Expenses:
Operating	17,471	16,342	33,343	30,975
Hotel administrative	5,542	5,180	11,043	10,186
Sales and marketing	5,973	5,460	11,387	10,413
Utilities	2,048	2,064	4,051	4,167
Repair and maintenance	2,624	2,293	5,042	4,439
Franchise fees	3,327	3,073	6,135	5,753
Management fees	2,672	2,339	5,172	4,654
Property taxes, insurance and other	4,363	3,720	8,700	7,665
Ground lease	321	160	632	245
General and administrative	1,800	1,920	3,646	3,409
Transaction costs	2,263	642	2,545	2,222
Depreciation	9,592	8,788	18,921	17,177
Total expenses	57,996	51,981	110,617	101,305

Operating income	18,237	18,076	31,096	29,149

Interest and other expense, net	(2,691)	(2,159)	(5,447)	(3,843)

Income before income taxes	15,546	15,917	25,649	25,306

Income tax expense	(616)	(471)	(672)	(530)

Net income	$14,930	$15,446	$24,977	$24,776

Basic and diluted net income per common share	$0.17	$0.17	$0.28	$0.27
Weighted average common shares outstanding - basic and diluted	87,693	90,294	88,009	90,496

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,977	$24,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,921	17,177
Other non-cash expenses, net	395	201
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(6,932)	(7,189)
Decrease (increase) in other assets, net	2,952	(442)
Increase in accounts payable and other liabilities	1,874	1,214
Net cash provided by operating activities	42,187	35,737

Cash flows from investing activities:
Acquisition of hotel properties, net	(25,410)	(85,729)
Capital improvements	(4,195)	(9,571)
Decrease in capital improvement reserves	231	69
Net cash used in investing activities	(29,374)	(95,231)

Cash flows from financing activities:
Redemptions of Units	(12,810)	(8,550)
Distributions paid to common shareholders	(36,335)	(37,351)
Net proceeds from credit facility	74,800	25,400
Proceeds from mortgage debt	0	35,000
Payments of mortgage debt	(38,304)	(1,128)
Financing costs	(164)	(218)
Net cash provided by (used in) financing activities	(12,813)	13,153

Decrease in cash and cash equivalents	0	(46,341)

Cash and cash equivalents, beginning of period	0	46,341

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$5,659	$4,027
Non-cash transactions:
Notes payable assumed in acquisitions	$0	$16,569

See notes to consolidated financial statements.

Index

Apple REIT Ten, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Ten, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on August 13, 2010, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Ten Advisors, Inc. (“A10A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on March 4, 2011, when it purchased its first hotel. The Company concluded its best-efforts offering on July 31, 2014. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of June 30, 2016, the Company owned 56 hotels located in 17 states with an aggregate of 7,209 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016.

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

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2016 and 2015. As a result, basic and diluted net income per common share were the same. Series B convertible preferred shares are not included in net income per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Merger Agreement with Apple Hospitality REIT, Inc.

On April 13, 2016, the Company, Apple Hospitality REIT, Inc. (“Apple Hospitality”) and 34 Consolidated, Inc., a wholly-owned subsidiary of Apple Hospitality (“Acquisition Sub”), entered into an Agreement and Plan of Merger, as amended on July 13, 2016 (the “Merger Agreement”). The terms and conditions of the Merger Agreement provide that the Company will merge with and into Acquisition Sub, with Acquisition Sub being the surviving corporation in the merger and remaining a wholly-owned subsidiary of Apple Hospitality (the “merger”). Acquisition Sub was formed solely for the purpose of engaging in the merger and has not conducted any prior activities. Under the terms of the Merger Agreement, each issued and outstanding Unit of the Company, other than those Units with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn or lost under Virginia law, will be converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of Apple Hospitality and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of the Company will be converted into the right to receive (i) a number of common shares of Apple Hospitality equal to 12.11423 multiplied by the unit exchange ratio and (ii) an amount in cash equal to 12.11423 multiplied by $1.00, resulting in the issuance of a total of approximately 48.7 million common shares of Apple Hospitality and a total payment of approximately $93.4 million in cash to the Company’s shareholders (assuming no exercise of dissenters’ rights). The current outstanding Apple Hospitality common shares will remain outstanding. As a result of the merger, Apple Hospitality, through its wholly-owned subsidiary, will assume all of the Company’s assets and liabilities at closing.

If the merger closes, the advisory and related party arrangements with respect to the Company and its advisors, as described in more detail in Note 6, will terminate. The merger is subject to approval by the Company’s shareholders and the proposed issuance of common shares by Apple Hospitality in the merger is subject to approval by Apple Hospitality’s shareholders. In addition to the shareholder approvals, the merger is subject to other customary closing conditions, therefore there is no assurance that the merger will occur. Shareholder meetings for each company are scheduled for August 31, 2016. All costs related to the merger are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $1.9 million in expenses for the six months ended June 30, 2016, and anticipates that the Company’s total merger costs will be approximately $6 million.

If the merger is approved by the shareholders of the Company and Apple Hospitality and all of the other conditions to the merger are completed, the Company will record an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares of Apple Hospitality for the period immediately prior to the merger, which based on the closing price of Apple Hospitality’s common shares as of June 30, 2016, would result in an expense to the Company of approximately $62.9 million.

3.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Land	$91,611	$89,823
Building and Improvements	893,909	871,454
Furniture, Fixtures and Equipment	84,907	80,983
Franchise Fees	3,832	3,682
	1,074,259	1,045,942
Less Accumulated Depreciation	(126,446)	(107,525)
Investment in Real Estate, net	$947,813	$938,417

As of June 30, 2016, the Company owned 56 hotels with an aggregate of 7,209 rooms, located in 17 states. On April 29, 2016, the Company closed on the purchase of a newly constructed 153-room Homewood Suites hotel in Cape Canaveral, Florida which opened for business in April 2016, for a purchase price of approximately $25.2 million. The Company used borrowings under its credit facility to purchase the hotel. The Company also used borrowings under its credit facility to pay approximately $0.6 million in acquisition related costs, including approximately $0.5 million, which represents 2% of the gross purchase price, as a brokerage commission to Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in transaction costs in the Company’s consolidated statements of operations. No goodwill was recorded in connection with this acquisition and the hotel was leased to a wholly-owned subsidiary of the Company’s taxable REIT subsidiary.

Index

For the Homewood Suites hotel in Cape Canaveral, Florida, the amount of revenue and operating income (excluding acquisition related costs totaling $0.6 million) included in the Company’s consolidated statements of operations from the acquisition date to the period ending June 30, 2016 was approximately $0.9 million and $0.2 million, respectively.

4.  Debt

Credit Facility

On April 8, 2016, the Company entered into an amendment to its existing $100 million unsecured revolving credit facility to increase the amount of the facility to $150 million. At June 30, 2016, the outstanding balance on the Company’s credit facility was $105.2 million, increasing from $30.4 million outstanding at December 31, 2015 due to the hotel acquisition discussed in Note 3, the extinguishment of mortgage debt discussed below and the Unit redemptions discussed in Note 7. The annual interest rate at June 30, 2016 was approximately 2.32%. The credit facility has been utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The maturity date is July 2017, the annual interest rate is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, and the annual unused facility fee is 0.20% or 0.30% of the average unused portion of the revolving credit facility, based on the amount of borrowings outstanding during each quarter. The Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to July 2018.

The credit agreement governing the credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution and redemption limits. The Company was in compliance with each of the applicable covenants at June 30, 2016. Effective in 2016, distributions are limited to 100% of Funds From Operations (as defined in the credit agreement).

Mortgage Debt

In April 2016, the Company extinguished through pay-off a mortgage loan secured by the Skokie, Illinois Hampton Inn & Suites. The mortgage loan had a scheduled maturity in July 2016 and was originally assumed upon acquisition of the hotel in 2011. The mortgage loan had a principal balance at pay-off of approximately $17.6 million, an interest rate of 6.15%, and was extinguished without premium or discount to the balance outstanding. Funds for the debt extinguishment were provided by borrowings under the Company’s credit facility.

In April 2016, the Company also extinguished through pay-off a mortgage loan secured by the Des Plaines, Illinois Hilton Garden Inn. The mortgage loan had a scheduled maturity in August 2016 and was originally assumed upon acquisition of the hotel in 2011. The mortgage loan had a principal balance at pay-off of approximately $19.0 million, an interest rate of 5.99%, and was extinguished without premium or discount to the balance outstanding. Funds for the debt extinguishment were provided by borrowings under the Company’s credit facility.

5.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of June 30, 2016, the carrying value and estimated fair value of the Company’s debt was $263.6 million and $263.7 million, respectively. As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt was $227.3 million and $225.6 million, respectively. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to mortgage debt for each respective year. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

6.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. As of June 30, 2016, there have been no changes to the contracts and relationships discussed in the Company’s 2015 Annual Report on Form 10-K, other than the Merger Agreement and related transactions discussed herein. Below is a summary of the related party relationships in effect and transactions that occurred during the six months ended June 30, 2016 and 2015.

Glade M. Knight, the Company’s Chairman and Chief Executive Officer, is currently Executive Chairman of Apple Hospitality.  ARG and A10A are wholly owned by Mr. Knight. Mr. Knight is also Chief Executive Officer and partner of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P. Justin G. Knight, the Company’s President, also serves as President and Chief Executive Officer of Apple Hospitality and is a member of the Board of Directors of Apple Hospitality.

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

ARG Agreement

The Company has a contract with ARG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ARG for these services. As of June 30, 2016, payments to ARG for fees under the terms of this contract have totaled approximately $20.4 million since inception. Of this amount, the Company incurred fees of $0.5 million and $2.1 million for the six months ended June 30, 2016 and 2015, which are included in transaction costs in the Company’s consolidated statements of operations.

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

Total advisory fees incurred by the Company under the Advisory Agreement are included in general and administrative expenses and totaled approximately $1.2 million for each of the six months ended June 30, 2016 and 2015.

Advisors Cost Sharing Structure

In addition to the fees payable to ARG and A10A, the Company reimbursed to ARG or A10A, or paid directly to Apple Hospitality on behalf of ARG or A10A, approximately $1.5 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by Apple Hospitality through its relationships with ARG and A10A. As of June 30, 2016 and December 31, 2015, total amounts due to Apple Hospitality for reimbursements under the cost sharing structure totaled approximately $0.01 million and $0.2 million, respectively, and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Index

As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company. To efficiently manage cash disbursements, the Company, Apple Hospitality, ARG or A10A may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet as of June 30, 2016 and December 31, 2015 is a 26% equity investment in Apple Air. As of June 30, 2016, the other member of Apple Air was Apple Hospitality, which owned a 74% interest. The Company’s equity investment was approximately $0.7 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively, and is included in other assets, net in the Company’s consolidated balance sheets. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2016 and 2015, the Company recorded a loss of approximately $0.1 million for each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Through its equity investment, the Company has access to Apple Air’s aircraft primarily for acquisition, asset management and renovation purposes. Total costs paid for the usage of the aircraft were not significant during the reporting periods.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement, as discussed in Note 2, on April 13, 2016, the Company, Apple Hospitality, A10A and ARG entered into a termination agreement (the “termination agreement”). Pursuant to the terms of the termination agreement, the Advisory Agreement, property acquisition/disposition agreement and subcontract agreement with respect to the Company, discussed above, will be terminated effective immediately after the effective time of the merger, and no fees will be payable as a result of the termination of these agreements. As a result, if the merger is completed, the Company would no longer pay the various fees currently paid under these agreements and would no longer have any advisory contracts with A10A or ARG after the merger.  Both the advisory fees and reimbursed costs paid by the Company to Apple Hospitality are recorded as general and administrative expense by the Company and reductions to general and administrative expense by Apple Hospitality and, therefore, the termination of the Advisory Agreement and subcontract agreement will have no financial impact on the combined company after the effective time of the merger. Also, under the Merger Agreement, Apple Ten’s 26% interest in Apple Air would be part of the assets acquired by Apple Hospitality if the merger is completed.

As discussed in Note 2, at the effective time of the merger, the Company will incur an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares of Apple Hospitality for the period immediately prior to the merger, which based on the closing price of Apple Hospitality’s common shares as of June 30, 2016, would result in an expense to the Company of approximately $62.9 million.

7.  Shareholders’ Equity

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned for more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In accordance with the Merger Agreement, the Company suspended its Unit Redemption Program effective after the April 2016 redemptions and will continue the suspension until the Merger Agreement is terminated or the Unit Redemption Program is terminated if the merger is completed.

Index

Since the inception of the program through June 30, 2016, the Company has redeemed approximately 8.5 million Units in the amount of $87.3 million, including approximately 1.2 million Units in the amount of $12.8 million and 0.8 million Units in the amount of $8.6 million during the six months ended June 30, 2016 and 2015. As contemplated in the program, for the April 2016 redemption, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 39% of the requested shares redeemed in the second quarter of 2016. For all other scheduled redemption dates after January 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2015 and the first six months of 2016:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0
First Quarter 2016	582,852	582,852	0
Second Quarter 2016	1,633,094	643,646	989,448

Distributions

The Company’s annual distribution rate as of June 30, 2016 was $0.825 per common share, payable monthly. For the three months ended June 30, 2016 and 2015, the Company made distributions of $0.20625 per common share for a total of $18.1 million and $18.6 million. For the six months ended June 30, 2016 and 2015, the Company made distributions of $0.4125 per common share for a total of $36.3 million and $37.4 million.

8.  Subsequent Events

In July 2016, the Company declared and paid approximately $6.0 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

On July 19, 2016, one lawsuit was filed against the Company and the Company’s Board of Directors, Apple Hospitality and certain officers of each company in connection with the proposed merger. For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Ten, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company and Apple Hospitality REIT, Inc. (“Apple Hospitality”) to obtain the required shareholder or other third-party approvals to consummate the proposed merger, under which the Company would be merged with and into a wholly-owned subsidiary of Apple Hospitality; the satisfaction or waiver of other conditions in the merger agreement governing the merger between the Company and Apple Hospitality; the risk that the merger or the other transactions contemplated by the merger agreement may not be completed in the time frame expected by the parties or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and that a termination under certain circumstances could require the Company to pay Apple Hospitality a termination fee; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that have been or may be instituted against the Company, Apple Hospitality and others related to the merger agreement; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company was formed to invest in hotels and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized on August 13, 2010, with its first investor closing on January 27, 2011 under its initial best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). Effective July 31, 2014, the Company concluded its best-efforts offering. As of June 30, 2016, the Company owned 56 hotels, all of which operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 12 hotel management companies, none of which are affiliated with the Company.

Index

Merger Agreement with Apple Hospitality REIT, Inc.

On April 13, 2016, the Company entered into a definitive merger agreement with Apple Hospitality, as amended on July 13, 2016 (the “Merger Agreement”), pursuant to which the Company will merge with and into a wholly-owned subsidiary of Apple Hospitality (the “merger”). Under the terms of the Merger Agreement, each issued and outstanding Unit of the Company, other than those Units with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn or lost under Virginia law, will be converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of Apple Hospitality and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of the Company will receive the same consideration described above on an as-converted basis, resulting in the issuance of a total of approximately 48.7 million common shares of Apple Hospitality and a total payment of approximately $93.4 million in cash to the Company’s shareholders (assuming no exercise of dissenters’ rights).  The current outstanding Apple Hospitality common shares will remain outstanding.  As a result of the merger, a wholly-owned subsidiary of Apple Hospitality will assume all of the Company’s assets and liabilities at closing. If the merger closes, the advisory and related party arrangements with respect to the Company and its advisors will terminate. The merger is subject to approval by the Company’s shareholders and the proposed issuance of common shares by Apple Hospitality in the merger is subject to approval by Apple Hospitality’s shareholders. In addition to the shareholder approvals, the merger is subject to other customary closing conditions, therefore there is no assurance that the merger will occur. Shareholder meetings for each company are scheduled for August 31, 2016. If all conditions to closing are satisfied, the merger is expected to close in the third quarter of 2016.  See Note 2 titled “Merger Agreement with Apple Hospitality REIT, Inc.” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the proposed merger with Apple Hospitality.

Hotels Owned

As of June 30, 2016, the Company owned 56 hotels with an aggregate of 7,209 rooms located in 17 states.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	11	1,719
Homewood Suites	11	1,253
Hampton Inn & Suites	10	1,247
Residence Inn	5	679
Courtyard	5	643
Fairfield Inn & Suites	4	455
TownePlace Suites	4	387
Home2 Suites	3	304
SpringHill Suites	2	206
Marriott	1	316
Total	56	7,209

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	3	276
Arizona	4	508
California	4	566
Colorado	2	322
Florida	7	859
Illinois	4	819
Indiana	2	243
Iowa	3	301
Minnesota	1	120
Nebraska	3	440
North Carolina	3	293
Ohio	1	110
Oklahoma	3	345
South Carolina	2	213
Tennessee	6	655
Texas	6	720
Virginia	2	419
Total	56	7,209

Index

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 56 hotels the Company owned as of June 30, 2016. All dollar amounts are in thousands.

						Gross Purchase
City	State	Brand	Manager	Date Acquired	Rooms	Price
Denver	CO	Hilton Garden Inn	Stonebridge	3/4/2011	221	$58,500
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	3/15/2011	94	11,000
Charlotte	NC	Fairfield Inn & Suites	Newport	3/25/2011	94	10,000
Columbia	SC	TownePlace Suites	Newport	3/25/2011	91	10,500
Mobile	AL	Hampton Inn & Suites	McKibbon	6/2/2011	101	13,000
Gainesville	FL	Hilton Garden Inn	McKibbon	6/2/2011	104	12,500
Pensacola	FL	TownePlace Suites	McKibbon	6/2/2011	97	11,500
Knoxville	TN	SpringHill Suites	McKibbon	6/2/2011	103	14,500
Richmond	VA	SpringHill Suites	McKibbon	6/2/2011	103	11,000
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	6/8/2011	103	13,000
Cedar Rapids	IA	Homewood Suites	Schulte	6/8/2011	95	13,000
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	6/10/2011	184	10,000
Davenport	IA	Hampton Inn & Suites	Schulte	7/19/2011	103	13,000
Knoxville	TN	Homewood Suites	McKibbon	7/19/2011	103	15,000
Knoxville	TN	TownePlace Suites	McKibbon	8/9/2011	98	9,000
Mason	OH	Hilton Garden Inn	Schulte	9/1/2011	110	14,825
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2011	178	30,018
Des Plaines	IL	Hilton Garden Inn	Raymond	9/20/2011	252	38,000
Merillville	IN	Hilton Garden Inn	White Lodging	9/30/2011	124	14,825
Austin/Round Rock	TX	Homewood Suites	Vista Host	10/3/2011	115	15,500
Scottsdale	AZ	Hilton Garden Inn	North Central	10/3/2011	122	16,300
South Bend	IN	Fairfield Inn & Suites	White Lodging	11/1/2011	119	17,500
Charleston	SC	Home2 Suites	LBA	11/10/2011	122	13,908
Oceanside	CA	Courtyard	Marriott	11/28/2011	142	30,500
Skokie	IL	Hampton Inn & Suites	Raymond	12/19/2011	225	32,000
Tallahassee	FL	Fairfield Inn & Suites	LBA	12/30/2011	97	9,355
Gainesville	FL	Homewood Suites	McKibbon	1/27/2012	103	14,550
Nashville	TN	TownePlace Suites	LBA	1/31/2012	101	9,848
Jacksonville	NC	Home2 Suites	LBA	5/4/2012	105	12,000
Boca Raton	FL	Hilton Garden Inn	White Lodging	7/16/2012	149	10,900
Houston	TX	Courtyard	LBA	7/17/2012	124	14,632
Huntsville	AL	Hampton Inn & Suites	LBA	3/14/2013	98	11,466
Huntsville	AL	Home2 Suites	LBA	3/14/2013	77	9,009
Fairfax	VA	Marriott	White Lodging	3/15/2013	316	34,000
Houston	TX	Residence Inn	Western	6/7/2013	120	18,000
Denton	TX	Homewood Suites	Chartwell	7/26/2013	107	11,300
Maple Grove	MN	Hilton Garden Inn	North Central	7/26/2013	120	12,675
Oklahoma City (West)	OK	Homewood Suites	Chartwell	7/26/2013	90	11,500
Omaha	NE	Hampton Inn & Suites	White Lodging	7/26/2013	139	19,775
Omaha	NE	Homewood Suites	White Lodging	7/26/2013	123	17,625
Phoenix	AZ	Courtyard	North Central	7/26/2013	127	10,800
Phoenix	AZ	Hampton Inn & Suites	North Central	7/26/2013	125	8,600
Phoenix	AZ	Homewood Suites	North Central	7/26/2013	134	12,025
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	11/8/2013	101	11,500
Franklin	TN	Courtyard	Chartwell	11/8/2013	126	25,500
Franklin	TN	Residence Inn	Chartwell	11/8/2013	124	25,500
Dallas	TX	Homewood Suites	Western	12/5/2013	130	25,350
Oklahoma City	OK	Hilton Garden Inn	Raymond	1/31/2014	155	27,353
Oklahoma City	OK	Homewood Suites	Raymond	1/31/2014	100	17,647
Fort Lauderdale	FL	Residence Inn	LBA	10/24/2014	156	23,088
Shenandoah	TX	Courtyard	LBA	11/6/2014	124	15,872
Tustin	CA	Fairfield Inn & Suites	Marriott	2/5/2015	145	31,000
Tustin	CA	Residence Inn	Marriott	2/5/2015	149	42,800
San Juan Capistrano	CA	Residence Inn	Marriott	6/5/2015	130	29,200
Rosemont	IL	Hampton Inn & Suites	Raymond	10/29/2015	158	25,400
Cape Canaveral	FL	Homewood Suites	LBA	4/29/2016	153	25,245
Total					7,209	$1,022,391

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year. Although economic conditions in the United States have been generally favorable, there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company, on a comparable basis (as defined below), and industry are forecasting a low to mid-single digit percentage increase in revenue for the full year of 2016 as compared to 2015. Based on recent revenue trends, the anticipated revenue growth rates for comparable hotels in 2016 are lower than the growth achieved in 2015.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses as described below.

As of June 30, 2016, the Company owned 56 hotels with 7,209 rooms as compared to 54 hotels with a total of 6,898 rooms as of June 30, 2015.  Results of operations are included only for the period of ownership for hotels acquired during the current reporting period and prior year.  One new hotel was acquired on April 29, 2016. During 2015, the Company acquired one new and three existing hotels (between February 1, 2015 and October 31, 2015).

The following is a summary of the results from operations of the Company’s hotels owned as of June 30, 2016 for their respective periods of ownership by the Company:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change

Total revenue	$76,233	100.0%	$70,057	100.0%	8.8%	$141,713	100.0%	$130,454	100.0%	8.6%
Hotel operating expense	39,657	52.0%	36,751	52.5%	7.9%	76,173	53.8%	70,587	54.1%	7.9%
Property taxes, insurance and other expense	4,363	5.7%	3,720	5.3%	17.3%	8,700	6.1%	7,665	5.9%	13.5%
Ground lease expense	321	0.4%	160	0.2%	100.6%	632	0.4%	245	0.2%	158.0%
General and administrative expense	1,800	2.4%	1,920	2.7%	-6.3%	3,646	2.6%	3,409	2.6%	7.0%

Transaction costs	2,263		642			2,545		2,222
Depreciation expense	9,592		8,788			18,921		17,177
Interest and other expense, net	2,691		2,159			5,447		3,843
Income tax expense	616		471			672		530

Number of hotels	56		54		3.7%	56		54		3.7%
ADR	$133.41		$129.15		3.3%	$132.29		$128.90		2.6%
Occupancy	80.9%		80.9%		0.0%	76.4%		76.7%		-0.4%
RevPAR	$107.90		$104.45		3.3%	$101.08		$98.90		2.2%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States and each individual locality. Economic indicators in the United States have generally been favorable, which continues to positively impact the overall lodging industry. As a result, the Company’s revenue and operating income for its comparable hotels (as defined below) improved during the three and six months ended June 30, 2016 as compared to the same periods in 2015. The Company expects continued improvement in revenue and operating income for the remainder of 2016 as compared to 2015. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2016 and 2015, the Company had total revenue of $76.2 million and $70.1 million. For the six months ended June 30, 2016 and 2015, the Company had total revenue of $141.7 million and $130.5 million. This revenue reflects hotel operations for the 56 hotels acquired through June 30, 2016 for their respective periods of ownership by the Company. For the three months ended June 30, 2016 and 2015, the hotels achieved combined average occupancy of 80.9% for each period, ADR of $133.41 and $129.15 and RevPAR of $107.90 and $104.45. For the six months ended June 30, 2016 and 2015, the hotels achieved combined average occupancy of 76.4% and 76.7%, ADR of $132.29 and $128.90 and RevPAR of $101.08 and $98.90. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The Company defines metrics from comparable hotels as results generated by the 56 hotels owned as of the end of the reporting period (“comparable hotels”), including results for periods prior to the Company’s ownership for hotels acquired during the period (using unaudited information provided by the properties’ prior owners at the time of acquisition). During the second quarter and first half of 2016, the Company experienced an increase in ADR for its comparable hotels of 2.8% and 2.1% as compared to the same periods in 2015, with occupancy the same in the second quarter of 2016 as compared to the prior year, and a slight decrease during the first half of 2016 as compared to the prior year. Year to date, the Company’s results were slightly below industry averages due to the performance of certain markets. The Chicago, Illinois; Knoxville, Tennessee; and Houston, Texas markets, where the Company has hotels, have been below industry averages. As it did in the second quarter of 2016, the Company anticipates that with its geographic diversity the Company’s overall RevPAR growth for the full year will approximate industry averages. Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with expected stable overall occupancy, the Company and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015 for comparable hotels. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expense relates to the 56 hotels acquired through June 30, 2016 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2016 and 2015, hotel operating expense totaled $39.7 million and $36.8 million, or 52.0% and 52.5% of total revenue for each respective period. For the six months ended June 30, 2016 and 2015, hotel operating expense totaled $76.2 and $70.6 million, or 53.8% and 54.1% of total revenue for each respective period. Overall, hotel operating expenses for the second quarter and first half of 2016 reflect the impact of an increase in revenues and the Company’s effort to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and therefore decline as a percentage of revenue as revenue increases.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. To date, only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward. Additionally, labor costs could be impacted in certain markets due to lower unemployment rates. With less qualified available labor the cost could increase. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended June 30, 2016 and 2015 totaled $4.4 million and $3.7 million, or 5.7% and 5.3% of total revenue for each respective period. For the six months ended June 30, 2016 and 2015, property taxes, insurance and other expense totaled $8.7 million and $7.7 million, or 6.1% and 5.9% of total revenue for each respective period. Taxes have increased for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by decreases due to successful appeals of tax assessments for certain locations. Additionally, four of the five acquisitions made by the Company since January 1, 2015 have been in localities with above average property tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2016. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.

Ground lease expense for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.2 million. For the six months ended June 30, 2016 and 2015, ground lease expense totaled $0.6 million and $0.2 million. Ground lease expense primarily represents the expense incurred by the Company to lease land for four of its hotel properties. The Company assumed a land lease late in the second quarter of 2015 in connection with the acquisition of the San Juan Capistrano, California Residence Inn, which resulted in the increase in ground lease expense during the three and six months ended June 30, 2016 as compared to the same periods in 2015.

Index

General and administrative expense for the three months ended June 30, 2016 and 2015 totaled $1.8 million and $1.9 million, or 2.4% and 2.7% of total revenue for each respective period. For the six months ended June 30, 2016 and 2015, general and administrative expense totaled $3.6 million and $3.4 million, or 2.6% of total revenue for each period. The principal components of general and administrative expense are advisory fees, staffing and related reimbursable costs, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expense.

Transaction costs for the three months ended June 30, 2016 and 2015 were $2.3 million and $0.6 million. For the six months ended June 30, 2016 and 2015, transaction costs totaled $2.5 million and $2.2 million. Transaction costs for the six months ended June 30, 2016 consist of costs related to the potential merger with Apple Hospitality totaling approximately $1.9 million as well as costs related to the acquisition of the Homewood Suites hotel in Cape Canaveral, Florida totaling approximately $0.6 million. Transaction costs for the six months ended June 30, 2015 consist primarily of costs associated with the acquisition of three hotels.

Depreciation expense for the three months ended June 30, 2016 and 2015 totaled $9.6 million and $8.8 million. For the six months ended June 30, 2016 and 2015, depreciation expense totaled $18.9 million and $17.2 million. Depreciation expense represents expense of the Company’s 56 hotel buildings and related improvements, and associated personal property (furniture, fixtures and equipment), for their respective periods owned. The increase was due to the increase in the number of properties owned as a result of the acquisition of five hotels since the beginning of 2015 and renovations completed throughout 2015 and 2016.

Interest and other expense, net for the three months ended June 30, 2016 and 2015 totaled approximately $2.7 million and $2.2 million. For the six months ended June 30, 2016 and 2015, interest and other expense, net totaled approximately $5.4 million and $3.8 million, and is net of approximately $0.1 million and $0.3 million of interest capitalized associated with renovation projects. The increase in interest expense for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to an increase in average debt levels as a result of the acquisition of five hotels from February 2015 to April 2016 and shareholder redemptions.

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

See Note 6 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

The Company’s revolving credit facility and cash flow generated from operations are its primary resources of capital. The Company increased the amount of its credit facility from $100 million to $150 million in April 2016. The revolving credit facility matures in July 2017. The credit facility has been utilized for acquisitions, hotel renovations, working capital and other general corporate funding purposes, including the funding of redemptions and the payment of distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time. The annual interest rate on outstanding borrowings under the facility is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.85% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. At June 30, 2016, the outstanding balance on the Company’s revolving credit facility was $105.2 million, increasing from $30.4 million outstanding at December 31, 2015 due to the acquisition of the Homewood Suites hotel in Cape Canaveral, Florida, the extinguishment of mortgage debt discussed below and the Unit redemptions discussed below. The annual interest rate at June 30, 2016 was approximately 2.32%.

Index

The credit agreement governing the credit facility contains customary affirmative covenants, negative covenants and events of default. In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum net worth, maximum debt limits, minimum debt service and fixed charge coverage ratios, and maximum distribution and redemption limits. The Company was in compliance with each of the applicable covenants at June 30, 2016. Effective in 2016, distributions are limited to 100% of Funds From Operations (as defined in the credit agreement).

Capital Uses

In addition to its currently available capital resources discussed above, the Company may borrow additional funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements and required distributions to shareholders to maintain its REIT status. The Company intends to use borrowings under its credit facility to repay mortgage loans maturing during the next 12 months.

Mortgage Debt

In April 2016, the Company paid off two mortgage loans secured by the Skokie, Illinois Hampton Inn & Suites and Des Plaines, Illinois Hilton Garden Inn. The mortgage loans were each scheduled to mature in the third quarter of 2016 and were originally assumed upon acquisition of the hotels in 2011. The mortgage loans had combined principal balances of approximately $36.6 million at the time of pay-off. Each of the loans were extinguished without premium or discount to the balances outstanding. Funds for the debt extinguishments were provided by borrowings under the Company’s credit facility.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first six months of 2016 totaled approximately $36.3 million and were paid at a monthly rate of $0.06875 per common share. For the same period, the Company’s net cash generated from operations was approximately $42.2 million. In February 2011, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.825 per common share, payable in monthly distributions. Prior to the closing of the expected merger, the Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, as it has done historically, due to seasonality, the Company may require the use of debt in addition to cash from operations. Since, in previous periods, a portion of distributions have been funded with borrowings under its revolving credit facility, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance that the properties acquired will provide income at this level, or that the Company will be able to obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate.

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned for more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In accordance with the Merger Agreement, the Company suspended its Unit Redemption Program effective after the April 2016 redemptions and will continue the suspension until the Merger Agreement is terminated or the Unit Redemption Program is terminated if the merger is completed.

Index

Since the inception of the program through June 30, 2016, the Company has redeemed approximately 8.5 million Units in the amount of $87.3 million. During the first six months of 2016 and 2015, the Company redeemed approximately 1.2 million Units in the amount of $12.8 million and 0.8 million Units in the amount of $8.6 million. As contemplated in the program, for the April 2016 redemption, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 39% of the requested shares redeemed in the second quarter of 2016. For all other scheduled redemption dates after January 2014, the Company redeemed 100% of the redemption requests. The following is a summary of the Unit redemptions during 2015 and the first six months of 2016:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0
First Quarter 2016	582,852	582,852	0
Second Quarter 2016	1,633,094	643,646	989,448

Capital Improvements

The Company has on-going capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2016, the Company held approximately $10.2 million in reserve related to these properties. During the six months ended June 30, 2016, the Company invested approximately $2.9 million in capital expenditures and anticipates spending an additional $7 million to $9 million during the remainder of 2016. The Company does not currently have any existing or planned projects for development.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 6 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company. To efficiently manage cash disbursements, the Company, Apple Hospitality, Apple Ten Advisors, Inc. or Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc., may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

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

Subsequent Events

In July 2016, the Company declared and paid approximately $6.0 million, or $0.06875 per outstanding common share, in distributions to its common shareholders.

On July 19, 2016, one lawsuit was filed against the Company and the Company’s Board of Directors, Apple Hospitality and certain officers of each company in connection with the proposed merger. For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will, however, be exposed to changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s outstanding balance under its credit facility at June 30, 2016, of $105.2 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $1.1 million, all other factors remaining the same. The Company’s cash balance at June 30, 2016 was $0.

Item 4.  Controls and Procedures
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 19, 2016, a purported shareholder of the Company commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the “Complaint”). The Complaint names as defendants the members of the Company’s board of directors (the “Directors”), certain officers of the Company (collectively, the “Officers”), Apple Hospitality and, as a nominal defendant, the Company. The Complaint makes various allegations against the Directors, the Officers and Apple Hospitality, including that (i) the Directors breached their fiduciary duties of loyalty and good faith in approving the merger by, among other things, a conflicted process that favored certain insiders and including materially false, incomplete and misleading statements in the definitive joint proxy statement/prospectus in connection with the merger and (ii) Apple Hospitality and the Officers aided and abetted those alleged breaches of fiduciary duty. The Complaint seeks to enjoin the shareholder vote on the merger, currently scheduled on August 31, 2016, damages, rescission, costs and attorney’s fees. On July 22, 2016, plaintiff filed a motion for expedited proceedings. On August 5, 2016, the Court scheduled a hearing for August 26, 2016 on the plaintiff’s motion to enjoin the shareholder vote on the merger. Plaintiff’s motion for preliminary injunction, which has not been filed, is due August 13, 2016. The Company and Apple Hospitality believe the allegations in the Complaint are without merit and intend to defend vigorously against those allegations.

Item 1A.  Risk Factors
You should carefully consider the risk factors discussed below and contained in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), in addition to the other information contained in this Quarterly Report, including the introduction of Part I, Item 2, of this Quarterly Report on Form 10-Q regarding forward-looking statements herein.  All of these risk factors may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to shareholders.  In addition to the risks identified in the 2015 Form 10-K, the Company is also subject to the following additional risks:
The merger and related transactions are subject to approval by shareholders of both Apple Hospitality and the Company.
The merger cannot be completed unless (i) the Company’s shareholders approve the merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of the Company’s issued and outstanding common shares, Series A preferred shares and Series B convertible preferred shares (each voting as a separate voting group), and (ii) Apple Hospitality’s shareholders approve the issuance of Apple Hospitality’s common shares proposed to be issued in the merger by the affirmative vote of a majority of the votes cast. If shareholder approval is not obtained by the shareholders of either company, the merger and related transactions cannot be completed.

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

Index

The merger may not be completed, which could adversely affect the value of the Units and business of the Company.

Completion of the merger is subject to the satisfaction of various conditions, including approval by Apple Hospitality’s shareholders of the issuance of Apple Hospitality’s common shares proposed to be issued in the merger and approval by the Company’s shareholders of the merger, limits on the number of the Company’s common shares exercising dissenters’ rights and the other conditions described in the Merger Agreement. The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed, the Company may be subject to several risks, including the following:

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

In certain circumstances, the Company or Apple Hospitality may terminate the Merger Agreement.

The Company or Apple Hospitality may terminate the Merger Agreement if the merger has not been consummated by August 31, 2016, subject to extension to November 30, 2016 in certain circumstances. Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain required shareholder approval from either the Company’s shareholders or Apple Hospitality’s shareholders.

In connection with the proposed merger, one lawsuit has been filed seeking, among other things, to enjoin the merger, and an adverse judgment in this lawsuit may prevent the merger from being effective or from becoming effective within the expected timeframe.

On July 19, 2016, one lawsuit was filed against the Company and its Board of Directors, Apple Hospitality and certain officers of each company in connection with the proposed merger. For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

While the Company believes that the allegations in the Complaint are without merit and intends to defend vigorously against these allegations, the Company cannot predict the outcome of this, or any similar future lawsuits, including the costs associated with defending this claim or any other liabilities that may be incurred in connection with the litigation or settlement of this claim. If the plaintiff is successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected time frame, or may prevent it from being completed altogether. Whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the business of the Company.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

Unit Redemption Program

In April 2012, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92.5% of the price paid per Unit if the Units have been owned for less than five years, or 100% of the price paid per Unit if the Units have been owned more than five years. The maximum number of Units that may be redeemed in any given year is three percent (3%) of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In accordance with the Merger Agreement, the Company suspended its Unit Redemption Program effective after the April 2016 redemptions and will continue the suspension until the Merger Agreement is terminated or the Unit Redemption Program is terminated if the merger is completed.

Index

Since the inception of the program through June 30, 2016, the Company has redeemed approximately 8.5 million Units in the amount of $87.3 million, including approximately 1.2 million Units in the amount of $12.8 million and 0.8 million Units in the amount of $8.6 million during the six months ended June 30, 2016 and 2015. As contemplated in the program, for the April 2016 redemption, the Company redeemed Units on a pro-rata basis due to the 3% limitation discussed above, with approximately 39% of the requested shares redeemed in the second quarter of 2016. For all other scheduled redemption dates after January 2014, the Company redeemed 100% of the redemption requests. The Company has a number of cash sources, including cash from operations and proceeds from borrowings on its credit facility from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 included in the Company’s interim Consolidated Financial Statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2015 and the first six months of 2016:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2015	425,833	425,833	0
Second Quarter 2015	402,201	402,201	0
Third Quarter 2015	524,458	524,458	0
Fourth Quarter 2015	899,680	899,680	0
First Quarter 2016	582,852	582,852	0
Second Quarter 2016	1,633,094	643,646	989,448

The following is a summary of redemptions during the second quarter of 2016 (no redemptions occurred in May and June of 2016).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2016	643,646	$10.60	643,646	(1)

(1)  The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index
Item 6.  Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of April 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

2.2
First Amendment to Agreement and Plan of Merger, dated as of July 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed July 13, 2016)

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to amendment no. 4 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed January 7, 2011 and effective January 19, 2011)

3.2
Bylaws of the Company, as amended.  (Incorporated by reference to Exhibit 3.2 to amendment no. 3 to the Company’s registration statement on Form S-11 (SEC File No. 333-168971) filed December 20, 2010 and effective January 19, 2011)

10.7
Voting Agreement, dated as of April 13, 2016, by and among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

10.8
Termination Agreement, dated as of April 13, 2016, by and among Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Ten, Inc. and Apple Hospitality REIT, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-54651) filed April 14, 2016)

10.9
Third Amendment dated April 8, 2016 to Credit Agreement dated July 26, 2013 between Apple Ten Hospitality, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-54651) filed May 6, 2016)

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
The following materials from Apple REIT Ten, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple REIT Ten, Inc.

By:	/s/ Glade M. Knight	Date: August 9, 2016
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 9, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)